Form 10QSB
period 1998-03-31
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 1998-05-19
CIK 1030859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  (Mark One)
     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998
                                   --------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from---------------- to--------------------

     Commission File Number: 0-23323
                            -----------------------------------------------

               THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
        -----------------------------------------------------------------
          (State or other jurisdiction of incorporation of organization)

                                   36-4153491
        -----------------------------------------------------------------
                       (I.R.S employer identification no.)

           2900 Texas Avenue, Bryan Texas                        77802
        -----------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

                                 (409) 779-2900
       ------------------------------------------------------------------
                (Registrant's telephone number, including area code)

     ------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X                     NO
                              ----------                   ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
       Class                                           As of May 18, 1998
  -----------------------                              ------------------
    COMMON STOCK                                           389,436

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                  BRYAN, TEXAS

                                   FORM 10-QSB

                         SIX MONTHS ENDED MARCH 31, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                                            Page

     Consolidated Statements of Financial Condition........................... 3

     Consolidated Statements of Income.........................................4

     Consolidated Statements of Changes in Stockholders' Equity................5

     Consolidated Statements of Cash Flows.....................................6

     Notes to Consolidated Financial Statements..............................7,9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS....................................................10-19

                           PART II - OTHER INFORMATION

Other Information.............................................................20

Signatures....................................................................21

                           FIRST FEDERAL SAVINGS BANK
                          BRYAN/COLLEGE STATION, TEXAS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 1998 and September 30, 1997
                                   (Unaudited)
                       In thousands, except per share data

-----------------------------------------------------------------------------------------------------------------
                                                                                      March 31,     September 30,
                                                                                        1998            1997
                                                                                      --------       -------
ASSETS

Cash and due from banks                                                             $       952    $       756
Interest-bearing deposits in other financial institutions                                 2,427          3,675
                                                                                    -----------    -----------
     Total cash and cash equivalents                                                      3,379          4,431

Mortgage-backed securities held-to-maturity (fair value:
  March 1998 - $ 1,037; September 1997 - $1,129)                                          1,047          1,150
Loans held for sale                                                                         146            204
Loans receivable                                                                         66,874         65,033
Federal Home Loan Bank stock                                                                923            896
Real estate owned and in judgment                                                           462            520
Premises and equipment                                                                    1,399          1,117
Accrued interest receivable                                                                 548            537
Other assets                                                                              1,253          1,201
                                                                                    -----------    -----------
                                                                                    $    76,031    $    75,089
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits                                                                       $    66,507    $    58,808
     Advance payments by borrowers for insurance and taxes                                  366            862
     Advances from Federal Home Loan Bank                                                 3,700         10,000
     Accrued interest payable and other liabilities                                         513            585
                                                                                    -----------    -----------
                                                                                         71,086         70,255

Stockholders' equity
     Preferred stock - par value $.01 per share;
       authorized 1,000,000 shares, issued 87,263 shares                                      1              1
     Common stock - par value $.01 per share;
      authorized 3,000,000 shares, issued 239,612 shares                                      2              2
     Additional paid-in capital                                                           2,743          2,743
     Retained earnings, substantially restricted                                          2,199          2,088
                                                                                    -----------    -----------
                                                                                          4,945          4,834
                                                                                    -----------    -----------
                                                                                    $    76,031    $    75,089
                                                                                    ===========    ===========

                           FIRST FEDERAL SAVINGS BANK
                          BRYAN/COLLEGE STATION, TEXAS
                      CONSOLIDATED STATEMENTS OF INCOME
            For the three months and six months ended March 31, 1998 and 1997
                                   (Unaudited)
                       In thousands, except per share data



                                                                  Six Months Ended         Three Months Ended
                                                                      March 31,                 March 31,

                                                                1998           1997         1998         1997
                                                                ----           ----         ----         ----
Interest income
    Loans                                                     $    3,217   $    2,513   $    1,609   $    1,288
    Mortgage-backed securities                                        33           38           16           19
    Securities                                                         -            -            -            -
    Other                                                             84           65           39           32
                                                              ----------   ----------   ----------   ----------
       Total interest income                                       3,334        2,616        1,664        1,339

Interest expense
    Deposits                                                       1,412        1,186          719          602
    Other borrowings                                                 183           33           67           26
                                                              ----------   ----------   ----------   ----------
       Total interest expense                                      1,595        1,219          786          628
                                                              ----------   ----------   ----------   ----------


NET INTEREST INCOME                                                1,739        1,397          878          711

Provision for loan losses                                             29            2            -            -
                                                              ----------   ----------   ----------   ----------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                1,710        1,395          878          711

Noninterest income
    Service charges                                                  258          315          130          146
    Gain on sale of loans and mortgage servicing rights               79           58           44           11
    Other                                                             62            -           32            -
                                                              ----------   ----------   ----------   ----------
       Total noninterest income                                      399          373          206          157

Noninterest expense
    Compensation and benefits                                        862          641          458          320
    Occupancy and equipment expense                                  185          163           95           81
    Federal insurance premiums                                        18           28            9            8
    Net (gain) loss on real estate owned                              13           (2)           6           (9)
    Professional fees                                                 84           70           45           36
    Data processing                                                   95           85           48           44
    Other                                                            435          336          200          164
                                                              ----------   ----------   ----------   ----------
       Total noninterest expense                                   1,692        1,321          861          644
                                                              ----------   ----------   ----------   ----------


INCOME BEFORE INCOME TAX EXPENSE                                     417          447          223          224

Income tax expense                                                   142          152           76           76
                                                              ----------   ----------   ----------   ----------


NET INCOME                                                           275          295          147          148
Preferred stock dividends                                            (44)         (44)         (22)         (21)
                                                              ----------   ----------   ----------   ----------


NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                   $      231   $      251   $      125   $      127
                                                              ==========   ==========   ==========   ==========

EARNINGS PER SHARE:
    BASIC                                                     $      .96   $      1.05  $      .52   $      .53
                                                              ==========   ===========  ==========   ==========
    DILUTED                                                   $      .94   $      1.03  $      .51   $      .52
                                                              ==========   ===========  ==========   ==========

                           FIRST FEDERAL SAVINGS BANK
                          BRYAN/COLLEGE STATION, TEXAS
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             March 31, 1998 and 1997
                                   (Unaudited)
                       In thousands, except per share data


-------------------------------------------------------------------------------------------------------------------

                                                               Six Months Ended           Three Months Ended
                                                                   March 31,                   March 31,
                                                             1998          1997           1998          1997
                                                             ----          ----           ----          ----
Balance at beginning of period                            $   4,834     $    4,316    $    4,880    $    4,440

Net income                                                      275            295           147           148

Cash dividends paid                                            (164)           (44)          (82)          (21)
                                                          ---------     ----------    ----------    ----------

Balance at end of period                                  $   4,945     $    4,567    $    4,945    $    4,567
                                                          =========     ==========    ==========    ==========


                           FIRST FEDERAL SAVINGS BANK
                          BRYAN/COLLEGE STATION, TEXAS
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three and six months ended March 31, 1998 and 1997
                                   (Unaudited)
                                  In thousands


-------------------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended         Three Months Ended
                                                                      March 31,                 March 31,
                                                                 1998          1997         1998         1997
                                                                 ----          ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                 $     275    $     295    $     147     $    148
    Adjustments to reconcile net income to net cash
      from operating activities

       Depreciation                                                   97           83           46           41
       Amortization of premiums and discounts on
         investment and mortgage-backed securities, net               (2)           1           (3)           -
       Net change in loans held for sale                              89         (918)          14       (1,042)
       Amortization of deferred loan origination fees                 30            2           53          (11)
       Net (gains) losses on sales of
          Mortgage loans                                             (31)         (28)         (13)          (4)
          Mortgage servicing rights                                  (48)         (30)         (31)          (7)
          Real estate owned                                            1           (2)           1           (2)
       Provision for losses on loans                                  29            2            -            -
       Federal Home Loan Bank stock dividend                         (27)         (24)         (14)         (12)
       Change in
          Accrued interest receivable                                (11)        (149)         (22)        (112)
          Other assets                                               (52)        (149)        (147)         156
          Accrued interest payable and other liabilities             (72)        (292)          57         (171)
                                                               ---------    ---------    ---------     --------
              Net cash provided by (used in) operating
                activities                                           278       (1,209)          88       (1,016)

CASH FLOWS FROM INVESTING ACTIVITIES

    Net increase in loans receivable                              (1,847)      (3,559)      (1,538)        (985)
    Maturities of securities                                           -        1,000            -            -
    Principal payments on mortgage-backed securities
      and collateralized mortgage obligations                        105           72           36           30
    Proceeds from sale of mortgage servicing rights                   48           30           31            7
    Investment in office properties and equipment, net              (379)        (187)        (305)        (141)
    Proceeds from sale of foreclosed real estate                      14          149           10          149
    Capital expenditures on foreclosed real estate                   (10)         (57)          (7)         (57)
                                                               ---------    ---------    ----------    --------
       Net cash used in investing activities                      (2,069)      (2,552)      (1,773)        (997)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase (decrease) in deposits                            7,699        3,394        4,173        2,095
    Net increase (decrease) in advance payments by
      borrowers for insurance and taxes                             (496)        (469)         227          215
    Net change in Federal Home Loan Bank advances                 (6,300)       2,200       (3,300)         700
    Dividends paid                                                  (164)         (44)         (82)         (21)
                                                               ---------    ---------    ----------    --------
       Net cash provided by financing activities                     739        5,081        1,018        2,989
                                                               ---------    ---------    ---------     --------

Decrease in cash and cash equivalents                             (1,052)       1,320         (667)         976

Cash and cash equivalents at beginning of period                   4,431        2,806        4,046        3,150
                                                               ---------    ---------    ---------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   3,379    $   4,126    $   3,379     $  4,126
                                                               =========    =========    =========     ========

                           FIRST FEDERAL SAVINGS BANK
                          BRYAN/COLLEGE STATION, TEXAS
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First Federal Savings Bank, Bryan/College Station, Texas (the Bank) and its wholly-owned subsidiary, First Service Corporation of Bryan, as of March 31, 1998 and September 30, 1997, and the results of its operations and cash flows for the three-month and six-month periods ended March 31, 1998 and 1997.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

The summary of changes in the allowance for loan losses is as follows:

                                                            Six Months Ended
                                                                March 31,
                                                             (In thousands)
                                                          1998          1997
                                                          ----          ----

         Balances, beginning of period                 $      273    $      247
         Provision charged to operations                       29             2
         Charge-offs                                          (68)           (4)
         Recoveries                                             5             5
                                                       ----------    ----------

              Balances, end of period                  $      239    $      250
                                                       ==========    ==========


NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per share is calculated under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which was adopted by the Bank in 1997. The amount reported as earnings per common share for the period reflects earnings available to common shareholders divided by the weighted average number of common shares outstanding.

                                  (Continued)

A reconciliation of the numerator and denominator of the earnings per common share computation for the periods ended March 31, 1998 and 1997 is presented below.

                                                              Six Months Ended           Three Months Ended
                                                                  March 31,                   March 31,
                                                            1998           1997           1998          1997
                                                            ----           ----           ----          ----
BASIC EPS COMPUTATION

Net income                                            $        275    $        295   $        147   $        148
Preferred stock dividends                                      (44)            (44)           (22)           (21)
                                                      ------------    ------------   ------------   ------------
    Income available to common shareholders                    231             251            125            127
                                                      ------------    ------------   ------------   ------------

Common shares outstanding                                  239,612         239,612        239,612        239,612
                                                      ------------    ------------   ------------   ------------

Basic EPS                                             $        .96    $      1.05    $        .52   $        .53
                                                      ============    ===========    ============   ============


DILUTED EPS COMPUTATION

Income available to common shareholders               $        231    $        251   $        125   $        127
                                                      ------------    ------------   ------------   ------------

Weighted average common shares                             239,612         239,612        239,612        239,612
Effect of stock options                                      5,538           4,731          5,528          4,731
                                                      ------------    ------------   ------------   ------------
  Total shares                                             245,150         244,343        245,150        244,343

Diluted EPS                                           $        .94    $      1.03    $        .51   $        .52
                                                      ============    ===========    ============   ============


NOTE 5 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory requirements at March 31, 1998:

                                                    Core             Risk-Based
                                                   Capital             Capital
                                                   -------             -------
                                                         (In thousands)

    Regulatory capital                           $     4,945         $    5,184
    Minimum capital requirement                        3,048              4,890
                                                 -----------         ----------

    Excess regulatory capital over
      minimum requirement                        $     1,897         $      294
                                                 ===========         ==========

                                  (Continued)

NOTE 6 - RECAPITALIZATION

The Bryan-College Station Financial Holding Company (the "Company") was formed at the direction of First Federal Savings Bank, Bryan, Texas ("First Federal" or the "Bank"), for the purpose of owning all the outstanding common stock of First Federal. On April 1, 1998, the Company acquired all of the common stock of First Federal through the purchase of 163,828 First Federal common shares at $24.07 per share and exchange of 75,784 shares of First Federal common shares for 189,460 Company common shares. In addition, on April 1, 1998, the Company issued 200,000 shares of common stock at $10 per share and sold $3,629,000 in 5-year, 11.5% subordinated debentures (the "Debentures") and warrants to purchase a total of 32,661 shares of Common Stock at an exercise price of $12.50 per share (the "Warrants")

The  Company   incurred  costs  of   approximately   $979,000   related  to  the
recapitalization and the debt and stock offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Bryan-College Station Financial Holding Company (the "Company"), was formed at the direction of First Federal Savings Bank, Bryan, Texas ("First Federal" or the "Bank"), for the purpose of owning all the outstanding common stock of First Federal. The Company was incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. On April 1, 1998, the Company acquired all of the common stock of First Federal. The Company has not engaged in any material operations and at March 31, 1998, had no significant assets. Accordingly, the following discussion focuses on the financial condition of the Bank at March 31, 1998 and the consolidated results of operations for the six months ending March 31, 1998 compared to the same period in 1997.

     First Federal's major goals are to provide high quality full service retail banking on a profitable basis to its customers (predominantly middle class and blue collar individuals) through its readily accessible offices located in Bryan, College Station, and its loan production offices located in the middle of its expanded market area in the growing triangle between Dallas, Houston and Austin, Texas. The Bank intends to continue to focus primarily on one to four-family residential lending, direct and indirect consumer lending, including home improvement loans, constructions loans, small to medium-sized commercial business loans, some of which are partially guaranteed by the U.S. Small Business Administration and credit default insured indirect automobile loans for subprime borrowers ("Second Chance Auto Loans"). In addition, First Federal also seeks to continue to maintain its current level of asset quality and continue to minimize, to the extent possible, its vulnerability to changes in interest rates in order to continue to maintain a reasonable spread between its average yield on loans and securities and its average cost of interest paid on deposits and borrowings.

     Like all financial institutions, First Federal has always been subject to interest rate risk because its interest-bearing liabilities (primarily deposits) mature or reprice at different times, or on a different basis than its interest-earning assets (primarily loans). First Federal's net income is also affected by gains and losses on the sale of loans, loan servicing rights and investments, provisions expensed for loan and other repossessed real estate losses, service charge fees, loan servicing income, fees for other financial services rendered, operating expenses and income taxes. First Federal believes that building its earnings from net interest income and noninterest income, such as the profitable sale of long-term, fixed rate loans to the secondary market utilizing a fully-staffed residential loan department and SBA business loan staff, along with income from service charges and fees on checking accounts from its recent transition to full service retail banking, while continuing to reduce operating expenses, can provide a stable foundation for successful operations. Noninterest income can provide an excellent source of secondary income through fees charged to customers for services rendered, without requiring additional capital.

     First Federal's net interest income has historically been dependent largely upon the difference ("spread") between the average yield earned primarily on loans, and to a lesser extent mortgage-backed securities and other securities ("interest-earning assets") and the average rate paid on savings and other deposits and borrowings ("interest-bearing liabilities"), as well as the relative amounts of such assets and liabilities. The interest rate spread between interest-earning assets and interest-bearing liabilities is impacted by several factors including economic and competitive conditions that influence interest rates, loan demand, deposit flows, regulatory developments and the types of assets and liabilities on its balance sheet.

     First Federal's restructuring and expansion to provide full-service banking and more convenience to its customers has caused increases in First Federal's operating expense levels, which in past periods resulted in First Federals operating expenses exceeding its net interest income. Although net interest income now exceeds noninterest expense, since 1991, First Federal has relied primarily on its noninterest income for net income.


FINANCIAL CONDITION

     First Federal's total assets increased by $942,000 to $76.0 million at March 31, 1998 from $75.1 million at September 30, 1997. This increase consisted primarily of an increase in loans receivable, partially offset by a decrease of cash and cash equivalents.

     Loans receivable (excluding loans held for sale at month end to the secondary market) increased $1.9 million to $66.9 million at March 31, 1998, compared to $65.0 million at September 30, 1997. During the three months ended March 31, 1998, First Federal originated $6.4 million of mortgage loans, including $6.2 million secured by one- to four-family residences and $6.0 million in consumer loans. Approximately $211,000 of these mortgage loans represented refinancings of existing First Federal loans.

     Deposits increased $7.7 million from $58.8 million at September 30, 1997 to $66.5 million at March 31, 1998 as a result of increased marketing of short-term certificates of deposits--along with new checking accounts. Other liabilities deceased $6.8 million from $11.4 million at September 30, 1997 to $4.6 million at March 31, 1998, primarily as a result of a $6.3 million decrease in advances from the Federal Home Loan Bank of Dallas.


ASSET/LIABILITY MANAGEMENT

     First Federal, like all financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets, some of which may be longer term or fixed interest rate. As a continuing part of its financial strategy, First Federal continually considers methods of managing any such asset/liability mismatch, consistent with maintaining acceptable levels of net interest income and interest rate risk.


     In order to monitor and manage interest rate sensitivity and interest rate spread, First Federal created an Asset/Liability Committee ("ALCO"), composed of its President, Senior Vice President/Financial, Executive Vice President and one outside Director. The responsibilities of the ALCO are to assess First Federal's asset/liability mix and recommend strategies that will enhance income while managing First Federal's vulnerability to changes in interest rates.

     First Federal's asset/liability management strategy has two goals. First, the Bank seeks to build its net interest income and noninterest income while adhering to its underwriting and lending guidelines. Second, and to a lesser extent, First Federal seeks to increase the interest rate sensitivity of its assets and decrease the interest rate sensitivity of its liabilities so as to reduce First Federal's overall sensitivity to changes in interest rates. There can be no assurance that this strategy will achieve the desired results and will not result in substantial losses in the event of an increase in interest rate risk.

     As part of this strategy, management has recently emphasized growth in noninterest-bearing deposits such as checking accounts or lower interest-bearing savings deposits by offering full service retail banking to its targeted customer base. In order to minimize the possible adverse impact that a rise in interest rates may have on net interest income, First Federal has developed several strategies to manage its interest rate risk. Primarily, First Federal is currently selling all newly-originated one-to four-family residential mortgage loans which are saleable in the secondary market--most of which are long-term fixed-rate loans. In addition, First Federal currently offers three-year fixed rate balloon loans and other adjustable rate loans, and has implemented an active, diversified short-term consumer lending program, giving First Federal an opportunity to reprice its loans on a more frequent basis.


NET PORTFOLIO VALUE

     The Office of Thrift Supervision (the "OTS"), First Federal's primary regulator has issued a proposed rule for the calculation of an interest rate risk component for institutions with a greater than "normal" (i.e., greater than 2%) level of interest rate risk exposure ("NPV"). The OTS has not yet implemented the capital deduction for interest rate risk. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

     Presented below, as of December 31, 1997, the date of the latest OTS report, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, First Federal does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.



       Change in                                                                        Acceptable Limits
      Interest Rate         Estimated                                              Established by Board of
      (Basis Points)            NPV               At December 31, 1997          Directors
      --------------       -----------         ---------------------    ----------------------

                                                $ Change   % Change       % Change
                                                 --------   --------       --------
                        (Dollars in Thousands)

                       +400           $6,319      $(1,049)       (14)%                     (75)%
                       +300            6,710         (658)        (9)                      (50)
                       +200            7,045         (324)        (4)                      (30)
                       +100            7,282          (87)        (1)                      (15)
                        ---            7,368          ---        ---                       ---
                       -100            7,357          (11)       ---                       (15)
                       -200            7,539          171          2                       (30)
                       -300            7,901          532          7                       (50)
                       -400            8,324          956         13                       (75)


     Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 400 basis point change in interest rates, First Federal would experience a 13% increase (or $956,000) in NPV in a declining rate environment and a 14% decrease (or $1.0 million) in a rising rate environment. As of December 31, 1997, an increase in interest rates of 200 basis points would have resulted in a 4% decrease (or $324,000) in the present value of First Federal's assets, while a change in the interest rates of negative 200 basis points would have resulted in a 2% increase in the present value of First Federal's assets. These levels are within the limits acceptable to the Board of Directors.

     In evaluating First Federal's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. For example, projected passbook, money market and checking account maturities may also materially change if interest rates change. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. First Federal considers all of these factors in monitoring its exposure to interest rate risk.

NON-PERFORMING ASSETS AND LOAN LOSS PROVISION

     Management establishes specific reserves for the estimated losses on loans when it determines that losses are anticipated on these loans. The Bank calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, with particular emphasis on average historical loan losses during the preceding three years. These factors include but are not limited to the current and anticipated economic conditions, including uncertainties in the real estate market, the level of classified assets, historical loan loss experience, a detailed analysis of individual loans for which full collectability may not be assured, a determination of the existence and fair value of collateral, the ability of the borrower to repay and the guarantees securing such loans.
Management, as a result of this review process, determined that no such provision was required for the three months ending March 31, 1998 or March 31, 1997. The Bank's loan loss reserve balance as of March 31, 1998 was $239,000 compared to the September 30, 1997 loan loss reserve of $273,000, or 0.36% and 0.42% of total loans, respectively. Total non-performing assets decreased during the three month period ended March 31, 1998 to $901,000 or 1.19% of total assets as compared to $1.3 million or 1.71% of total assets at September 30, 1997. Historical actual charge-offs (net of recoveries) from loan losses over the past three fiscal years have averaged only $13,000 on an average loan portfolio of $50.9 million.

     The Bank will continue to monitor and adjust its allowance for losses on loans as the Board of Director's and management's analysis of its loan portfolio and economic conditions dictate. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. Therefore, although the Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, in view of the continued uncertainties in the economy generally and the regulatory uncertainty pertaining to reserve levels for the thrift industry generally, there can be no absolute assurance that losses will not exceed the estimated amounts or the Bank will not be required to make additional substantial additions to its allowance for losses on loans in the future.

RESULTS OF OPERATIONS

     First Federal's results of operations are primarily dependent on its net interest income--which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Interest income is a function of the average balances of interest-earning assets outstanding during the period and the average yields earned on such assets. Interest expense is a function of the average amount of interest-bearing liabilities outstanding during the period and the average rates paid on such liabilities. First Federal also generates noninterest income, such as income from service charges and fees on checking accounts, loan servicing and other fees and charges and gains on sales of loans and servicing rights. First Federal's net income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy and equipment expenses, and federal deposit insurance premiums.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1998 TO MARCH 31, 1997

     First Federal reported net income after taxes of $275,000 for the six months ended March 31, 1998, a decrease of $20,000 as compared to $295,000 in net income reported for the six months ended March 31, 1997. The decrease in earnings, as discussed in more detail below, resulted primarily from a $376,000 increase in the Banks interest expense and a $371,000 increase in noninterest expense, partially offset by an increase of $718,000 in interest income and an increase of $26,000 in noninterest income.

     Net interest income increased $342,000 to $1.7 million for the six month period ended March 31, 1998 from $1.4 million for the prior period in 1997. This increase was attributable primarily to an increase in interest earned on loans receivable, primarily as a result of an increase in the amount of outstanding loans and an increased interest rate spread, partially offset by increases in rates paid on the Bank's deposit liabilities and Federal Home Loan Bank advances. For the six months ended March 31, 1998, the spread between the average yield on interest earning assets and the average cost of funds increased to 4.82% at March 31, 1998 from 4.51% at March 31, 1997.

     Noninterest income increased $26,000 to $399,000 for the six months ended March 31, 1998 from $373,000 for the six months ended March 31, 1997. This increase can be attributed to a $21,000 increase in net gain on sale of loans and mortgage servicing rights and a $62,000 increase in other noninterest income, as a result of recognizing excess auto dealer reserves due to the repayment of auto loan balances without excess loan losses. The Bank recorded a $57,000 decrease in service charges on checking accounts, as a result of a change in policy to more accurately reflect the collectibility of service charges on a current basis.

     Noninterest expense increased $371,000 to $1.7 million for the six months ended March 31, 1998 from $1.3 million for the six months ended March 31, 1997. This increase can primarily be attributed to a $221,000 increase in compensation and benefits expense due to additional staffing for the expanding consumer loan department, including the Second Chance Auto Loan Program and a $99,000 increase in other noninterest expense, primarily office supplies, postage and telephone expenses. This was partially offset by a $10,000 decrease in federal deposit insurance premiums.

     The Bank is currently in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" potential issue. The Year 2000 potential issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Bank's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

     The Bank is also aware of the risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers) and the potential adverse impact on the company resulting from failures by these parties to adequately address these risks. The Bank has been communicating with its outside data processing service bureau, as well as other third-party service providers (and to the extent appropriate, depositors and borrowers), to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Bank has not been advised by any of its primary vendors that there are any unmitigated risks regarding potential issues related to the Year 2000. However, no assurance can be given as to the adequacy of any plans or to the timeliness of their implementation.

     The Bank anticipates that it may incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the Year 2000. Based on the Bank's current knowledge and investigations, any expense relating to the Year 2000 potential issues is not expected to have a material impact on the Bank's financial position or results of operations.

     Income tax expense decreased $ 10,000 from $142,000 for the six months ended March 31, 1998 from $152,000 for the six month ended March 31, 1997. The period reflected a tax rate of 34.1% and 34.0% for March 31, 1998 and March 31, 1997, respectively.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO MARCH 31, 1997

     First Federal reported net income after taxes of $147,000 for the three months ended March 31, 1998, a decrease of $1,000 as compared to $148,000 in net income reported for the three months ended March 31, 1997. The decrease in earnings, as discussed in more detail below, resulted primarily from a $158,000 increase on the Bank's interest expense and a $217,000 increase in noninterest expense, partially offset by an increase of $325,000 in interest income and an increase of $49,000 in noninterest income.

     Net interest income increased $167,000 to $878,000 for the three month period ended March 31, 1998 from $711,000 for the prior period in 1997. This increase was attributable primarily to an increase in interest earned on loans receivable primarily as a result of an increase in the amount of outstanding loans, and an increase in interest rate spread, partially offset by an increase in rates paid on the Bank's deposit liabilities and Federal Home Loan Bank advances. For the three months ended March 31, 1998, the spread between the average yield on interest earning assets and the average cost of funds increased to 4.82% at March 31, 1998 from 4.51% at March 31, 1997.

     Noninterest income increased $49,000 to $206,000 for the three months ended March 31, 1998 from $157,000 for the three months ended March 31, 1997. This increase can be attributed to a $33,000 increase in net gain on sale of loans and mortgage servicing rights and a $32,000 increase in other noninterest income, as a result of recognizing excess auto dealer reserves due to the repayment of auto loan balances without excess loan losses.. The Bank recorded a $16,000 decrease in service charges on checking accounts, as a result of a change in policy to more accurately reflect the collectibility of service charges on a current basis.

     Noninterest expense increased $217,000 to $861,000 for the three months ended March 31, 1998 from $644,000 for the three months ended March 31, 1997. This increase can primarily be attributed to a $138,000 increase in compensation and benefits expense due to additional staffing for the expanding consumer loan department, including the Second Chance Auto Loan Program and a $36,000 increase in other noninterest expense, primarily office supplies, postage and telephone expenses.

     Income tax expense remained unchanged at $76,000 for the three months ended March 31, 1998 and March 31, 1997. The period reflected a tax rate of 34.1% and 33.9% for March 31, 1998 and March 31, 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     First Federal's primary sources of funds are savings and checking accounts, principal and interest payments on loans and mortgage-backed securities, proceeds from sales of loans and other funds provided from operations. Additionally, First Federal borrows funds from the FHLB of Dallas or utilizes other borrowing of funds based on need, comparative costs and availability at the time.

     While scheduled loan and mortgage-backed repayments and short-term investments, and FHLB borrowings are relatively stable sources of funds, deposit flows are unpredictable and are a function of external factors including competition, the general level of interest rates and general economic conditions.

     First Federal maintains investments in liquid assets based on management's assessment of cash needs, expected deposit flows, available yield on liquid assets (both short-term and long-term) and the objectives of its asset/liability management program. Several options are available to increase liquidity, including reducing loan origination, increasing deposit marketing activities, and increasing borrowings.

     Federal regulations require insured institutions to maintain minimum levels of liquid assets. As of March 31, 1998, the minimum regulatory liquidity requirement was 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. At March 31, 1998, First Federal's regulatory ratio was 4.66%. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. At March 31, 1998, First Federal had commitments to originate loans totaling $3.9 million. First Federal also had $4.9 million of outstanding unused lines of credit. If needed for liquidity purposes, First Federal was eligible to borrow $22.9 million from the Federal Home Loan Bank of Dallas at March 31, 1998. First Federal considers its liquidity and capital resources to be adequate to meet its foreseeable and long-term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     At March 31, 1998 the Bank had Tier 1 (Core) Capital of $4.9 million, or 6.49% of total assets which was $1.9 million above the minimum capital requirement of $3.0 million or 4% of total assets.

     At March 31, 1998, the Bank had total risk based capital of $5.2 million and risk weighted assets of $61.1 million or total risk based capital of 8.48% of risk weighted assets. This amount was $294,000 above the minimum regulatory requirement of $4.9 million, or 8.0% of risk weighted assets.

     Net proceeds received from the Company initial public offering of common stock, Debentures and Warrants after cash payments to First Federals stockholders and expenses totaled $694,000. Management believes that loan repayments and other sources of funds will be adequate to meet the Companys foreseeable liquidity needs.


NEW ACCOUNTING PRONOUNCEMENTS

         On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, "Earnings Per Share", which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS include no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. Statement 128 has had little impact on the Banks earnings per share calculations. All prior period EPS data have been restated to conform with the new presentation.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in 1977. This Statement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. Statement 130 is effective for fiscal years beginning after December 15, 1997. Since the provisions of this Statement are disclosure oriented, it will have no impact on the operations of the Bank.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in 1997 by the Financial Accounting Standards Board. This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statements 131 is effective for periods beginning after December 15, 1997. Management does not believe that the provisions of this Statement are applicable to the Bank, since substantially all of the Bank's operations are banking activities.

SAFE HARBOR STATEMENT

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and could affect the Company's financial performance and cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     The Company does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE BRYAN COLLEGE STATION
                                       FINANCIAL HOLDING COMPANY

Date:  May 18, 1998                    /s/ J. Stanley Stephen
                                       ----------------------
                                       J. Stanley Stephen
                                       President and Chief Executive Officer

Date:  May 18, 1998                    /s/Mary L. Hegar
                                       ----------------
                                       Mary L. Hegar
                                       Chief Financial Officer