Form 10QSB
period 1998-06-30
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 1998-08-19
CIK 1030859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(x) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For   the    transition    period    from    -----------   to ------------------

Commission File Number: 0-23323

               THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                                    --------
        (State or other jurissdication of incorporation of organization)

                                   36-4153491
                                   ----------

                      (I.R.S. employer identification no.)

                      2900 Texas Avenue, Bryan, Texas 77802

               (Address of principal executive offices) (Zip Code)

                                 (409) 779-2900
                                  -------------

               (Registrants telephone number, including area code)

          Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes x_______ No______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Shares Outstanding
                 Class                       as of August 14, 1998
               ---------                    -----------------------
              Common Stock                         389,436

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                  Bryan, Texas
                                   FORM 10-QSB
                         Nine Months Ended June 30, 1998


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                                            Page

     Consolidated Statements of Financial Condition.........................   3

     Consolidated Statements of Income......................................   4

     Consolidated Statements of Changes in Stockholders' Equity.............   5

     Consolidated Statements of Cash Flows..................................   6

     Notes to Consolidated Financial Statements............................. 7-9


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  10-20


                           PART II - OTHER INFORMATION

Other Information..........................................................   21

Signatures.................................................................   22

                       THE BRYAN-COLLEGE STATION FINANCIAL
                                 HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      June 30, 1998 and September 30, 1997
                       In thousands, except per share data

-------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,      September 30,
                                                                                       1998            1997
                                                                                       ----            ----
ASSETS
Cash and due from banks                                                             $     1,444    $       756
Interest-bearing deposits in other financial institutions                                 3,417          3,675
                                                                                    -----------    -----------
     Total cash and cash equivalents                                                      4,861          4,431

Mortgage-backed securities held-to-maturity (estimated
  market value:  June 1998 - $997; September 1997 - $1,129)                               1,007          1,150
Loans held for sale                                                                         394            204
Loans receivable                                                                         67,602         65,033
Federal Home Loan Bank stock                                                                377            896
Real estate owned and in judgment                                                           398            520
Premises and equipment                                                                    1,637          1,117
Accrued interest receivable                                                                 551            537
Other assets                                                                              1,730          1,201
                                                                                    -----------    -----------
                                                                                    $    78,557    $    75,089
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                       $    69,120    $    58,808
     Advance payments by borrowers for insurance and taxes                                  671            862
     Advance from Federal Home Loan Bank                                                  2,000         10,000
     Minority interest                                                                      872              -
     Debentures                                                                           3,629              -
     Accrued interest payable and other liabilities                                         432            585
                                                                                    -----------    -----------
                                                                                         76,724         70,255

Stockholders' equity
     Common stock - par value $.01 per share;
       authorized 3,000,000 shares, issued 389,436                                            4              2
     Additional paid-in capital                                                           1,849          2,743
     Retained earnings, substantially restricted                                            (20)         2,088
                                                                                    ------------   -----------
                                                                                          1,833          4,834
                                                                                    -----------    -----------
                                                                                    $    78,557    $    75,089
                                                                                    ===========    ===========

                       THE BRYAN-COLLEGE STATION FINANCIAL
                                 HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                        CONSOLIDATED STATEMENTS OF INCOME
                       In thousands, except per share data

-------------------------------------------------------------------------------------------------------------------
                                                                  Nine months ended        Three months ended
                                                                      June  30,                 June  30,
                                                                 1998          1997         1998         1997
                                                                 ----          ----         ----         ----
Interest income
    Loans                                                     $    4,903   $    3,847   $    1,686   $    1,334
    Mortgage-backed securities                                        48           56           15           18
    Other                                                            117          104           33           39
                                                              ----------   ----------   ----------   ----------
       Total interest income                                       5,068        4,007        1,734        1,391

Interest expense
    Deposits                                                       2,173        1,825          761          639
    Other borrowings                                                 311           57          128           24
                                                              ----------   ----------   ----------   ----------
       Total interest expense                                      2,484        1,882          889          663
                                                              ----------   ----------   ----------   ----------

NET INTEREST INCOME                                                2,584        2,125          845          728

Provision for loan losses                                             79           17           50           15
                                                              ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN                       2,505        2,108          795          713

Noninterest income
    Service charges                                                  429          449          171          135
    Net gain on sale of loans and mortgage
      servicing rights                                               135           99           56           40
    Other                                                             82           41           20           41
                                                              ----------   ----------   ----------   ----------
       Total noninterest income                                      646          589          247          216

Noninterest expenses
    Compensation and benefits                                      1,376          988          514          347
    Occupancy and equipment expense                                  303          239          118           76
    Federal insurance premiums                                        28           36           10            8
    Net (gain)/loss on real estate owned                              13            2            -            4
    Professional fees                                                136           95           52           25
    Data processing                                                  143          125           48           40
    Other                                                            767          501          332          165
                                                              ----------   ----------   ----------   ----------
       Total noninterest expenses                                  2,766        1,986        1,074          665
                                                              ----------   ----------   ----------   ----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE                              385          711          (32)         264

Income tax expense (benefit)                                         131          242          (11)          90
                                                              ----------   ----------   -----------  ----------

NET INCOME     (loss)                                                254          469          (21)         174
Bank Preferred stock dividends                                       (44)         (66)           -          (22)
                                                              -----------  ----------   ----------   ----------

Net income (loss) available to shareholders                   $      210   $      403   $      (21)  $      152
                                                              ==========   ==========   ===========  ==========

Earnings (loss) per share
    Basic                                                     $      .45   $      .67   $     (.05)  $      .25
                                                              ==========   ==========   ===========  ==========
    Diluted                                                   $      .45   $      .66   $     (.05)  $      .25
                                                              ==========   ==========   ===========  ==========

                       THE BRYAN-COLLEGE STATION FINANCIAL
                                 HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             June 30, 1998 and 1997
                       In thousands, except per share data

-------------------------------------------------------------------------------------------------------------------
                                                        Nine months ended               Three months ended
                                                            June 30,                         June 30,
                                                      1998             1997            1998             1997
                                                      ----             ----            ----             ----
Balance at beginning of period                     $     4,834     $     4,316      $     4,945    $     4,567

Net income (loss)                                          254             469              (21)           174

Issuance of 200,000 shares common stock                  2,000               -            2,000              -

Purchase of Bank common stock                           (3,943)              -           (3,943)             -

Minority interest                                         (872)              -             (872)             -

Stock issue costs                                         (276)              -             (276)             -

Cash dividends paid                                       (164)            (66)               -            (22)
                                                   ------------    -----------      -----------    -----------

Balance at June 30,                                $     1,833     $     4,719      $     1,833    $     4,719
                                                   ===========     ===========      ===========    ===========

                       THE BRYAN-COLLEGE STATION FINANCIAL
                                 HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands

-------------------------------------------------------------------------------------------------------------------
                                                                  Nine months ended        Three months ended
                                                                      June  30,                 June 30,
                                                                 1998          1997         1998         1997
                                                                 ----          ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $      254   $      469   $      (21)  $      174
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation                                                  190          123           93           40
       Net change in loans held for sale                            (129)         (13)        (218)         904
       Amortization of deferred loan origination fees                (31)          35          (59)          32
       Net gains on sales of
          Real estate owned                                           (4)         (12)          (5)         (10)
          Mortgage loans and servicing rights                       (135)         (99)         (56)         (40)
       Provision for losses on loans and real estate owned            79           17           50           15
       Federal Home Loan Bank stock dividend                         (33)         (37)          (6)         (13)
       Change in
          Accrued interest receivable and other assets               (67)        (523)          (4)        (225)
          Accrued interest payable and other liabilities            (153)        (103)         (81)         189
                                                              -----------  -----------  -----------  ----------
              Net cash from operating activities                     (29)        (143)        (307)       1,066

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in loans receivable                              (2,496)      (9,116)        (649)      (5,557)
    Proceeds from maturity of securities                               -        1,000            -            -
    Principal payments on mortgage-backed securities
      and collateralized mortgage obligations                        140          103           35           31
    Proceeds from sale of mortgage servicing rights                   74           56           26           26
    Redemption of FHLB stock                                         552            -          552            -
    Investment in office properties and equipment, net              (710)        (245)        (331)         (58)
    Capital expenditures on foreclosed real estate                   (10)         (57)           -            -
    Proceeds from sale of real estate owned                           18          149            4            -
                                                              ----------   ----------   ----------   ----------
      Net cash from investing activities                          (2,432)      (8,110)        (363)      (5,558)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                      10,312        5,961        2,613        2,567
    Net increase (decrease) in advance payments by
      borrowers for insurance and taxes                             (191)        (177)         305          292
    Net change on advances from Federal
      Home Loan Bank                                              (8,000)       2,100       (1,700)        (100)
    Issuance of common stock, net of costs                         1,724            -        1,724            -
    Issuance of debentures, net of costs                           3,153            -        3,153            -
    Purchase of Bank stock                                        (3,943)           -       (3,943)           -
    Dividends paid                                                  (164)         (66)           -          (22)
                                                              -----------  -----------  ----------   ----------
       Net cash from financing activities                          2,891        7,818        2,152        2,737
                                                              ----------   ----------   ----------   ----------

Change in cash and cash equivalents                                  430         (435)       1,482       (1,755)

Cash and cash equivalents at beginning of period                   4,431        2,806        3,379        4,126
                                                              ----------   ----------   ----------   ----------

Cash and cash equivalents at end of period                    $    4,861   $    2,371   $    4,861   $    2,371
                                                              ==========   ==========   ==========   ==========

                       THE BRYAN-COLLEGE STATION FINANCIAL
                                 HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS


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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The Bryan-College Station Financial Holding Company (the Company) and its wholly-owned subsidiary, First Federal Savings Bank, Bryan/College Station, Texas (the Bank), as of June 30, 1998 and September 30, 1997, and the results of its operations and cash flows for the nine-month and three-month periods ended June 30, 1998 and 1997.

On April 1, 1998, the Company issued 200,000 shares of common stock at $10 per share and 3,629 debentures at $1,000 per unit. The Debentures bear an interest rate of 11.5% and mature in 2003. Each Debenture includes detachable warrants to purchase 9 shares of Company common stock at $12.50 per share. Net proceeds to the Company totaled $1.7 million and $3.2 million for the common stock and the Debentures, respectively.

Concurrent with the offerings, the Company acquired 75,784 shares of common stock of the Bank in exchange for 189,346 shares of Company common stock and purchased the remaining 163,828 shares of the Bank's common stock for cash totaling $3.9 million.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

The summary of changes in the allowance for loan losses is as follows:

                                                                                       Nine months ended
                                                                                           June  30,
                                                                                        (In thousands)
                                                                                       1998          1997
                                                                                       ----          ----
         Balances, beginning of period                                              $     273    $     247
         Provision charged to operations                                                   79           17
         Charge-offs                                                                      (74)          (4)
         Recoveries                                                                        25            8
                                                                                    ---------    ---------
             Balances, end of period                                                $     303    $     268
                                                                                    =========    =========

                       THE BRYAN-COLLEGE STATION FINANCIAL
                                 HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS


NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a reconciliation of the Bank's capital under generally accepted accounting principles (GAAP) to regulatory capital at June 30, 1998.

                                                                               Core                Risk based
                                                                              Capital                Capital
                                                                              -------                -------
                                                                                      (In thousands)
       GAAP capital                                                        $     5,119            $    5,119

       General valuation allowance                                                   -                   303
                                                                           -----------            ----------

       Regulatory capital                                                        5,119                 5,422

       Minimum capital requirement                                               3,112                 5,100
                                                                           -----------            ----------

       Excess regulatory capital over
         minimum requirement                                               $     2,007            $      322
                                                                           ===========            ==========


NOTE 4 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earning per common share computation for the three and nine month periods ended June 30, 1998 and 1997 is presented below:

                                                              Three months ended         Nine months ended
                                                                   June 30,                  June 30,
                                                             1998           1997       1998            1997
                                                             ----           ----       ----            ----
Earnings per common share
    Net Income (loss)                                     $     (21)     $     174   $     254      $     469
    Preferred stock cash dividends                                -            (22)        (44)           (66)
                                                          ---------      ---------   ---------      ---------

Net income (loss) attributable to
    common shareholders                                   $     (21)     $     152   $     210      $     403
                                                          ==========     =========   =========      =========

Weighted average common shares
    Outstanding                                             389,436        599,030     462,499        599,030
                                                          ---------      ---------   ---------      ---------
         Basic earnings (loss) per share                  $    (.05)     $    .25    $    .45       $     .67
                                                          ==========     ========    ========       =========

                       THE BRYAN-COLLEGE STATION FINANCIAL
                                 HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS


NOTE 4 - EARNINGS PER COMMON SHARE (CONTINUED)

                                                              Three months ended         Nine months ended
                                                                   June 30,                  June 30,
                                                             1998           1997       1998            1997
                                                             ----           ----       ----            ----
Net income attributable to common
    Shareholders                                          $     (21)     $     152   $     210      $     403
                                                          ==========     =========   =========      =========

Weighted average common shares
    Outstanding                                             389,436        599,030     462,499        599,030

Add effect of stock options                                       -         12,697           -         12,697
                                                          ---------      ---------   ---------      ---------

Total weighted average shares
    Outstanding                                             389,436        611,727     462,499        611,727
                                                          ---------      ---------   ---------      ---------

         Diluted earnings (loss) per share                $    (.05)     $    .25    $      .45     $     .66
                                                          ==========     ========    ==========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Bryan-College Station Financial Holding Company (the "Company"), was formed at the direction of First Federal Savings Bank, Bryan, Texas ("First Federal" or the "Bank"), for the purpose of owning all the outstanding common stock of First Federal. The Company was incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. On April 1, 1998, the company issued 200,000 shares of common stock at $10 per share and 3,629 denbentures at $1,000 per unit. The Debentures bear an interest rate of 11.5% and mature in 2003. Each Debenture includes detachable warrants to purchasae 9 shares of company common stock at $12.50 per share. Net proceeds to the Company totaled $1.7 million and $3.2 million for common stock and the Debentures, respectively. Concurrent with the offerings, the Company acquired 75,784 shares of common stock of the Bank in exchange for 189,346 shares of Company common stock and purchased the remaining 163,828 shares of the Bank's common stock for cash totaling $3.9 million. The Company has not engaged in any material operations prior to the recapitalization April 1, 1998, and at March 31, 1998, had no significant assets. Accordingly, the following discussion focuses on the financial condition and results of operations of the Bank for periods prior to April 1, 1998.

     The Company's major goals are to provide high quality full service retail banking on a profitable basis to its customers (predominantly middle class and blue collar individuals and small to medium-sized businesses) through its readily accessible offices located in the most northern and southern part of Bryan and in College Station and its principal offices centrally located between the two cities. The Company intends to continue to focus primarily on one to four-family residential lending, direct and indirect consumer lending, including home improvement loans, constructions loans and small to medium-sized commercial business loans, some of which are partially guaranteed by the U.S. Small Business Administration. The Company also intends to focus on expanding the credit- default insured indirect automobile loan program for subprime borrowers ("Second Chance Auto Loans"), so that it can increase profitability of First Federal through higher-yielding portfolio loans. The Company may elect to sell some of these loans in the future to other lenders.. In addition, the Company also seeks to continue to maintain its current level of asset quality and continue to minimize, to the extent possible, its vulnerability to changes in interest rates in order to continue to maintain a reasonable spread between its average yield on loans and securities and its average cost of interest paid on deposits and borrowings.

     Like all financial institutions, the Company's subsidiary, First Federal, has always been subject to interest rate risk because its interest-bearing liabilities (primarily deposits) mature or reprice at different times, or on a different basis than its interest-earning assets (primarily loans). First
Federal's net income is also affected by gains and losses on the sale of residential mortgage loans and loan servicing rights to the secondary market nationally, investments, provisions expensed for loan and other repossessed real estate and repossessed vehicle losses, service charge fees, loan servicing income, fees for other financial services rendered, operating expenses and income taxes.

The Company believes that building its subsidiary's earnings from net interest income and noninterest income, (such as the profitable sale of long-term, fixed rate and adjustable rate loans to the secondary market), utilizing a fully-staffed residential loan department and SBA business loan staff, along with income from service charges and fees on checking accounts from its recent transition to full service retail banking and its new North Bryan Branch, while continuing to reduce operating expenses, can provide a stable foundation for successful operations. Noninterest income can provide an excellent source of secondary income through fees charged to customers for services rendered, without requiring additional capital.

     The Company's net interest income has historically been dependent largely upon the difference ("spread") between the average yield earned primarily on loans, and to a lesser extent mortgage-backed securities and other securities ("interest-earning assets"), and the average rate paid on savings and other deposits and borrowings ("interest-bearing liabilities"), as well as the relative amounts of such assets and liabilities. The interest rate spread between interest-earning assets and interest-bearing liabilities is impacted by several factors including economic and competitive conditions that influence interest rates, loan demand, deposit flows, regulatory developments and the types of assets and liabilities on its balance sheet.

     First Federal's recent restructuring and expansion to provide full-service banking and more convenience to its customers through expanded drive-in facilities, a new North Bryan full-service branch, expansion of its personnel in Second Chance Auto Lending, mortgage lending, additional and more experienced tellers, and additional personnel in new accounts, accounting and direct consumer lending, has caused planned increases in First Federal's operating expense levels. First Federal believes these increased operating expenses to be necessary in order to plan for growth and profitability in the future. There can be no assurance that these objectives will be achieved. As a result, as of June 30, 1998, the Company's operating expense exceeded its' net interest income. Periodically, the Company relies on its noninterest income for net income.

FINANCIAL CONDITION

     First Federal's total assets increased by $3.5 million to $78.6 million at June 30, 1998 from $75.1 million at September 30, 1997, an increase of 5%. This increase consisted primarily of an increase in loans receivable and premises and equipment, partially offset by a decrease of Federal Home Loan Bank stock.

     Loans receivable (excluding residential mortgage loans held for sale at month end to the secondary market) increased $2.6 million to $67.6 million at June 30, 1998, compared to $65.0 million at September-30, 1997. During the nine months ended June 30, 1998, First Federal originated $21.3 million of mortgage loans, including $19.3 million secured by one- to four-family residences, and in addition originated $14.3 million in consumer loans and $5.1 million in commercial (business) loans. Approximately $1.4 million of these mortgage loans represented refinancings of existing First Federal loans. Premises and equipment increased due to improvements to the existing main office and the opening of an additional full-service branch in north Bryan in June 1998 to provide additional convenience to its' customers and to plan for future growth.

     Deposits increased $10.3 million, or 17.5% to $69.1 million at June 30, 1998, compared to $58.8 million at September 30, 1997, as a result of increased marketing of short-term certificates of deposits--along with new checking accounts. Other liabilities deceased $3.9 million to $7.5 million at June 30, 1998, compared to $11.4 million at September-30, 1997, primarily as a result of a $8.0 million decrease in advances from the Federal Home Loan Bank of Dallas, which was funded by the increase in the Bank's deposits, partially offset by the issuance of $3.6 million in Debentures to fund the purchase of Bank stock.

     Stockholders' equity in the Company decreased $3.0 million to $1.8 million at June 30, 1998 from $4.8 million at September 30, 1997. The decrease was largely attributable to the purchase of approximately 68% of the Bank's common stock by the Company totaling $3.9 million. This decrease was partially offset by net income of $254,000 for the nine months ended June 30, 1998 and proceeds from the issuance of $2,000,000 of new common stock of the Company, netting $1.7 million. Stockholders equity was also reduced by the reclassification of the Bank's existing preferred stock of $872,000 as a minority interest liability in the consolidated financial statements, resulting from the Company's acquisition of the Bank's common stock on April 1, 1998.

ASSET/LIABILITY MANAGEMENT

     The Company's subsidiary, First Federal, like all financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities (deposits) mature or reprice more rapidly, or on a different basis, than its interest-earning assets, (loans), some of which may be longer term or fixed interest rate. As a continuing part of its financial strategy, First Federal continually considers methods of managing any such asset/liability mismatch, consistent with maintaining acceptable levels of net interest income and interest rate risk.

     In order to monitor and manage interest rate sensitivity and interest rate spread, First Federal created an Asset/Liability Committee ("ALCO"), composed of its President/CEO, Senior Vice President/Financial, Executive Vice President and one outside Director. The responsibilities of the ALCO are to assess First Federal's asset/liability mix and recommend strategies that will enhance income while managing First Federal's vulnerability to changes in interest rates.

     First Federal's asset/liability management strategy has two goals. First, the Bank seeks to build its net interest income and noninterest income, while adhering to its underwriting and lending guidelines. Second, and to a lesser extent, First Federal seeks to increase the interest rate sensitivity of its assets and decrease the interest rate sensitivity of its liabilities so as to reduce First Federal's overall sensitivity to changes in interest rates. There can be no assurance that this strategy will achieve the desired results and will not result in substantial losses in the event of an increase in interest rate risk.

     As part of this strategy, management has recently emphasized growth in noninterest-bearing deposits such as checking accounts or lower interest-bearing savings deposits by offering full service retail banking to its targeted customer base. In order to minimize the possible adverse impact that a rise in interest rates may have on net interest income, First Federal has developed several strategies to manage its interest rate risk. Primarily, First Federal is currently selling all newly-originated one-to four-family residential mortgage loans which are saleable in the secondary market--most of which are long-term fixed-rate loans. In addition, First Federal currently offers in-house (portfolio) three-year fixed rate balloon loans and other adjustable rate loans, and has implemented an active, diversified short-term consumer lending program, giving First Federal an opportunity to reprice its loans on a more frequent basis.

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

     Presented below, as of March 31, 1998, the date of the latest OTS report, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, First Federal does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.

                                                           Acceptable Limits
  Change in                                              Established by Board of
 Interest Rate                     At Mar. 31, 1998             Directors
(Basis Points)                    $ Change   %Change           % Change
--------------                    --------   --------     ----------------------
               (Dollars in Thousands)

  +400   $7,326                     $(604)     (8)%               (75)%
  +300    7,625                      (305)     (4)                (50)
  +200    7,856                       (74)     (1)                (30)
  +100    7,978                        48       1                 (15)
   ---    7,930                        ---     ---                ---
  -100    7,813                      (117)     (1)                (15)
  -200    7,878                       (52)     (1)                (30)
  -300    8,154                       224       3                 (50)
  -400    8,500                       570       7                 (75)


     Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 400 basis point change in interest rates, First Federal would experience a 7% increase (or $570,000) in NPV in a declining rate environment and an 8% decrease (or $604,000) in a rising rate environment. As of March 31, 1998, an increase in interest rates of 200 basis points would have resulted in a 1% decrease (or $74,000) in the present value of First Federal's assets, while a change in the interest rates of negative 200 basis points would have resulted also in a 1% decrease in the present value of First Federal's assets. These levels are within the limits acceptable to the Board of Directors.

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

NON-PERFORMING ASSETS AND LOAN LOSS PROVISION

     Management establishes specific reserves for the estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, with particular emphasis on average historical loan losses during the preceding three years. These factors include but are not limited to the current and anticipated economic conditions, including uncertainties in the real estate market, the level of classified assets, historical loan loss experience, a detailed analysis of individual loans for which full collectability may not be assured, a determination of the existence and fair value of collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, and in light of uncertain economic conditions, recorded a provision for loan losses in the amount of $50,000 for the three months ending June 30, 1998, as compared to a $15,000 loan loss provision for the three months ending June 30, 1997. The Bank's loan loss reserve balance as of June 30, 1998 was $303,000 compared to the September 30, 1997 loan loss reserve of $273,000, or 0.45% and 0.42% of total loans, respectively. Total non-performing assets increased during the three month period ended June 30, 1998 to $1.7 million or 2.16% of total assets as compared to $1.3 million or 1.71% of total assets at September 30, 1997. Most of this increase in non-performing assets was attributable to several past-due residential mortgage loans, the unpaid principal balance of which is less than the appraised value. Historical actual charge-offs (net of recoveries) from loan losses over the past three fiscal years ended 9/30/97 have averaged only $13,000 per year on an average loan portfolio of $50.9 million.

     The Company will continue to monitor and adjust its allowance for losses on loans as the Board of Director's and management's analysis of its growing loan portfolio and overall economic conditions dictate. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. Therefore, although the Company maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, in view of the continued uncertainties in the economy generally and the regulatory uncertainty pertaining to reserve levels for the thrift industry generally, there can be no absolute assurance that losses will not exceed the estimated amounts or the Bank will not be required to make additional substantial additions to its allowance for losses on loans in the future.

RESULTS OF OPERATIONS

     The Company's results of operations are primarily dependent on its net interest income--which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Interest income is a function of the average balances of interest-earning assets (primarily loans) outstanding during the period and the average yields earned on such assets. Interest expense is a function of the average amount of interest-bearing liabilities (primarily deposits) outstanding during the period and the average rates paid on such liabilities. The Company also generates noninterest income, such as income from service charges and fees on checking accounts, loan servicing and other fees and charges and gains on sales of loans and servicing rights. The Company's net income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy and equipment expenses, and federal deposit insurance premiums.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1998 TO JUNE 30, 1997

     The Company reported net income after taxes of $254,000 for the nine months ended June 30, 1998, a decrease of $215,000 as compared to $469,000 in net income reported for the nine months ended June 30, 1997. The decrease in earnings, as discussed in more detail below, resulted primarily from a $602,000 increase in the Company's interest expense on increased deposits and interest on its new debentures, and a $763,000 increase in noninterest expense, partially offset by an increase of $1.1 million in interest income and an increase of $40,000 in noninterest income.

     Net interest income increased $459,000 to $2.6 million for the nine month period ended June 30, 1998 from $2.1 million for the prior period in 1997. This increase was attributable primarily to an increase in interest earned on loans receivable, primarily as a result of an increase in the amount of outstanding loans partially offset by increases in volumes of the Company's deposit liabilities and Federal Home Loan Bank advances. This increase was also partially offset by interest expense of the Debentures as part of the Company's reorganization. For the nine months ended June 30, 1998, the spread between the average yield on interest earning assets and the average cost of funds decreased to 4.65% at June 30, 1998 from 4.81% at June 30, 1997.

     Noninterest income increased $57,000 to $646,000 for the nine months ended June 30, 1998 from $589,000 for the nine months ended June 30, 1997. This increase can be attributed to a $36,000 increase in net gain on sale of loans and mortgage servicing rights and a $41,000 increase in other noninterest income, as a result of recognizing excess auto dealer reserves due to the repayment of auto loan balances. The Company recorded a $20,000 decrease in service charges on checking accounts during the nine months ended June 30, 1998, as a result of a change in policy to more accurately reflect the collectibility of service charges on a current basis.

     Noninterest expense increased $780,000 to $2.8 million for the nine months ended June 30, 1998 from $2.0 million for the nine months ended June 30, 1997. This increase can primarily be attributed to a $388,000 increase in compensation and benefits expense due to increases in salaries to be able to meet competitive financial institutions' salaries and retain key people with First Federal, additional staffing for the recently expanding mortgage and consumer loan departments, and in particular the Second Chance Auto Loan Program, a $64,000 increase in occupancy and equipment expense, due to the recent opening of First Federal's new branch in North Bryan, a $41,000 increase in professional fees, a $18,000 increase in data processing expense due to the Bank's growth and a $266,000 increase in other noninterest expense. This increase consisted primarily of increases in office supplies, postage, telephone, etc. which relate to the growth in the Company's asset size, $33,000 relating to the amortization of debt issue cost and $20,000 in franchise tax expense relating to the holding company. This was partially offset by a $8,000 decrease in federal deposit insurance premiums. This additional noninterest expense was incurred primarily as an investment in the Bank's plans for future growth and future increased profitability. There can be no assurance that these objectives can be achieved.

     The Company is currently in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" potential issue. The Year 2000 potential issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

     The Company is also aware of the risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers) and the potential adverse impact on the company resulting from failures by these parties to adequately address these risks. The Company has been communicating with its outside data processing service bureau, as well as other third-party service providers (and to the extent appropriate, depositors and borrowers), to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Company has not been advised by any of its primary vendors that there are any unmitigated risks regarding potential issues related to the Year 2000. However, no assurance can be given as to the adequacy of any plans or to the timeliness of their implementation.

     The Company anticipates that it may incur additional internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the Year 2000. Based on the Company's current knowledge and investigations, any additional expense relating to the Year 2000 potential issues is not expected to have a material impact on the Company's financial position or results of operations.

     Income tax expense decreased $111,000 to $131,000 for the nine months ended June 30, 1998 from $242,000 for the nine month ended June 30, 1997. The period reflected a tax rate of 34.0% for June 30, 1998 and June 30, 1997, respectively.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO JUNE 30, 1997

     The Company reported net income after taxes of ($21,000) for the three months ended June-30, 1998, a decrease of $195,000 as compared to $174,000 in net income reported for the three months ended June 30, 1997. The decrease in earnings, as discussed in more detail below, resulted primarily from a $226,000 increase in the Company's interest expense on deposits and its' debentures and a $392,000 increase in noninterest expense (as discussed further below), partially offset by an increase of $343,000 in interest income and an increase of $14,000 in noninterest income.

     Net interest income increased $117,000 to $845,000 for the three month period ended June-30, 1998 from $728,000 for the prior period in 1997. This increase was attributable primarily to an increase in interest earned on loans receivable primarily as a result of an increase in the amount of outstanding loans, partially offset by an increase in volumes of the Company's deposit liabilities. For the three months ended June 30, 1998, the spread between the average yield on interest earning assets and the average cost of funds decreased to 4.65% at June 30, 1998 from 4.81% at June 30, 1997.

     Noninterest income increased $31,000 to $247,000 for the three months ended June 30, 1998 from $216,000 for the three months ended June 30, 1997. This increase can be attributed to a

$36,000 increase in service charges on checking accounts, a $16,000 net gain on sale of loans and mortgage servicing rights, offset by a $21,000 decrease in other noninterest income.

     Noninterest expense increased $409,000 to $1.1 million for the three months ended June 30, 1998 from $665,000 for the three months ended June 30, 1997. This increase can primarily be attributed to a $167,000 increase in compensation and benefits expense due to increase in salaries for key people in the Bank to meet competition and retain them in the Bank, the recently expanded mortgage loan department, additional staffing for the expanding consumer loan department, and in particular the Bank's profitable Second Chance Auto Loan Program, additional and more experienced tellers, expansion of the new accounts and loan collection department, a $42,000 increase in occupancy and equipment expense related to the Bank's new North Bryan branch, a $27,000 increase in professional fees and a $167,000 increase in other noninterest expense. This increase consisted primarily of increases in office supplies, postage, telephone, etc. which relate to the growth in the Company's asset size, $33,000 relating to the amortization of debt issue cost and $20,000 in franchise tax expense relating to the holding company.

     Income tax expense/(benefits) was ($11,000) for the three months ended June 30, 1998, as compared to $90,000 for the three months ended June 30, 1997. The benefit for the current period was a result of a net loss before tax for the three months ended June 30, 1998. The period reflected a tax rate of 34.1% and (34.4%) for June 30, 1998 and June 30, 1997, respectively.

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

     The Company maintains investments in liquid assets based on management's assessment of cash needs, expected deposit flows, available yield on liquid assets (both short-term and long-term) and the objectives of its asset/liability management program. Several options are available to increase liquidity, including reducing loan originations, increasing loan sales, increasing deposit marketing activities, and increasing borrowings.

     Federal regulations require insured institutions to maintain minimum levels of liquid assets. As of June 30, 1998, the minimum regulatory liquidity requirement was 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. At June 30, 1998, First Federal's regulatory ratio was 4.52%. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. At June 30, 1998, First Federal had commitments to originate loans totaling $4.3 million. First Federal also had $4.5 million of outstanding unused lines of credit. If needed for liquidity purposes, First Federal was eligible to borrow $25.5 million from the Federal Home Loan Bank of Dallas at June 30, 1998. First Federal considers its liquidity, sources of additional liquidity and capital resources to be adequate to meet its foreseeable and long-term needs. First Federal expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     At June 30, 1998 the Bank had Tier 1 (Core) Capital of $5.1 million, or 6.58% of total assets which was $2.0 million above the minimum capital requirement of $3.1 million or 4% of total assets.

     At June 30, 1998, the Bank had total risk based capital of $5.4 million and risk weighted assets of $63.7 million or total risk based capital of 8.51% of risk weighted assets. This amount was $322,000 above the minimum regulatory requirement of $5.1 million, or 8.0% of risk weighted assets.

          Net proceeds received from the Company initial public offering of common stock and Debentures after cash payments to First Federal's stockholders and expenses totaled $694,000. Management believes that dividends from First Federal will be adequate to meet the Company's foreseeable liquidity needs.

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

          Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"), issued in June 1998, must be adopted as of January 1, 2000. This Statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of the Statement, all derivatives must be recognized at fair value as either assets or liabilities in the statement of financial position. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this Statement to financial statements of prior periods is not permitted. Management anticipates the adoption of SFAS No. 133 will not have a material impact on the financial condition or operations of the Bank.


SAFE HARBOR STATEMENT

          This report contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and could affect the Company's financial performance and cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

                                           THE BRYAN COLLEGE STATION FINANCIAL
                                           HOLDING COMPANY


Date:_____________________                 ____________________________________
                                           J. Stanley Stephen
                                           President and Chief Executive Officer


Date:_____________________                 _____________________________________
                                           Mary L. Hegar
                                           Chief Financial Officer