Form 10KSB40
period 1998-09-30
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 1998-12-29
CIK 1030859

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

            For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from  __________ to ___________

     Commission File Number 0-23323

                       THE BRYAN-COLLEGE STATION FINANCIAL
                                 HOLDING COMPANY
                 (Name of Small Business Issuer in its Charter)

              Delaware                                     36-4153491
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                    Identification Number)

            2900 Texas Avenue
              Bryan, Texas                                  77802
   (Address of Principal Executive Offices)              (Zip Code)

         Issuer's telephone number, including area code: (409) 779-2900

         Securities Registered Under Section 12(b) of the Exchange Act:

                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $ .01 per share
                                (Title of Class)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES X   NO
   ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer had $292,000 in net income for the fiscal year ended September 30, 1998.

     As of December 29, 1998, there were issued and outstanding 389,436 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-KSB - Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998. Transitional Small Business Disclosure
Format: YES NO X

     PART III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 1998.

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Bryan-College Station Financial Holding Company (the "Holding Company" and, when referred to with its subsidiary, the "Company"), a Delaware corporation, was formed to act as a unitary thrift holding company for First Federal Savings Bank, Bryan, Texas ("First Federal" or the "Bank") by acquiring 100% of the stock of First Federal through the exchange of approximately 32% of First Federal common stock for Holding Company common stock and the purchase of approximately 68% of First Federal common stock for cash (the "Acquisition"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank outstanding upon completion of the Acquisition. The Acquisition was completed on April 1, 1998. All references to the Company, unless otherwise indicated, at or before April 1, 1998 refer to the Bank.

     First Federal is a federally chartered, independent thrift institution, headquartered in Bryan-College Station, Texas, which began operations in 1965. First Federal is predominantly a locally-based home lender, originating loans primarily in Bryan-College Station and the surrounding immediate trade area, and to a lesser extent other communities in the general trade area between Houston, Austin and Dallas, Texas. First Federal also originates a significant amount of consumer loans primarily secured by automobile loans through selected automobile dealers which are partially insured against loss by credit-default insurance. In addition, to lesser extent, First Federal originates construction, Small Business Administration ("SBA") partially guaranteed loans, small commercial real estate and small to medium commercial business loans. New senior management was installed in early 1991 to recapitalize and convert First Federal from a mutual savings institution to a federal stock institution, which was completed in April 1993.

     Beginning in fiscal 1994, senior management of First Federal began its transition to full-service retail banking in order to compete more effectively and to increase the overall profitability of First Federal. In addition to its core single-family lending business, since fiscal 1994 First Federal has increased its focus on the following products:

     o   Indirect  automobile   financing  through  select  automobile  dealers,
         including credit-default insured "second chance" auto finance lending
     o   Direct consumer lending
     o   SBA loans (partially government guaranteed)
     o   Commercial lending to small and medium-sized businesses
     o Commercial real estate lending, primarily to small and medium-sized businesses
     o   Home improvement loans

     First Federal funds these lending products using a retail deposit base gathered in its home market of Bryan-College Station as well as in the surrounding counties of Burleson, Grimes, Leon, Madison, Robertson and Washington, which comprise its immediate trade area. First Federal currently operates three full-service offices, two of which are located in Bryan (including its principal office, situated in the middle of the Bryan-College Station community, and a new facility located at a key highway intersection in North Bryan), and one full-service branch in adjacent College Station, which is the home of the third largest university in the nation, Texas A&M University, and the new George Bush Presidential Library. First Federal has concentrated on the middle-class population as its targeted "niche" in order to provide banking products and services, which had led to its loan-to-deposit ratio of 97.9% at September 30, 1998, consisting primarily of residential loans and consumer loans which are secured primarily by automobiles. At September 30, 1997 and 1996, First Federal's loan to deposit rate was 110.9% and 95.9%, respectively. These types of loans have enabled First Federal to enjoy a spread between the interest it earns on its loans and the interest it pays for deposits of 5.10% at September 30, 1998 as compared to 4.56% and 4.67% at September 30, 1997 and 1996, respectively. In addition, over the past three fiscal years, First Federal has experienced an average of only $21,000 in actual annual net loan charge-offs, resulting from an average total loan portfolio of $57.4 million. See "Loan Delinquencies; Nonperforming Assets and Classified Assets."

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance of any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

MARKET AREA

     As of September 30, 1998, Bryan-College Station, Texas had the lowest unemployment rate in the state of Texas. Bryan-College Station is located in Brazos County, Texas and is centrally located in the triangle between Houston, Austin, and Dallas. It is the home of Texas A&M University, which has an enrollment of over 43,000 students. Management considers the Bryan-College Station area, and the surrounding Texas counties of Brazos, Burleson, Grimes, Leon, Madison, Robertson and Washington to be its primary market and trade areas for deposits and lending activities. The Bryan-College Station area is primarily a college community, centered around Texas A&M University and Blinn College with an enrollment of over 10,000 students. Recent diversification, however, includes a new computer manufacturing plant now under construction, a large new regional poultry processing plant, a new juvenile detention center which is the largest in the State of Texas, several specialty chemical plants, including one just announced by Koch Industries, a new Compaq Computer Research Center, one of the largest aluminum window and door manufacturing plants in the nation, and other computer-related and high-tech industries. The University's annual budget of over $622 million is responsible for the vast majority of the government jobs in the area.

     Population growth trends within First Federal's market area have shown increases at rates exceeding those of the State and unemployment rates have been consistently lower than those of the rest of the State. According to a 1996 Wall Street Journal article, Brazos County, home of Bryan-College Station, was listed as one of the top metropolitan areas and which is expected to have the third highest population increase in the United States as well as the fastest household growth in the U.S. metropolitan area. Brazos County, was ranked by the American Demographics as third among "The 10 Hottest Counties," in terms of "market potential." Kiplinger's Personal Finance of April 1997 indicated that Bryan-College will be the fifth fastest growing city in the United States in terms of population growth. In addition, the 1997-98 American Almanac of Jobs and Salaries named Bryan-College Station as the third fastest growing U.S. metropolitan area in terms of job growth for the years 1995-2025. Data from the U.S. Census estimates that the Bryan-College metropolitan area should have a 20% growth rate from 1990 to the year 2000. The 1998 American Chamber of Commerce Researchers Association Cost of Living Index issue indicated that the Bryan-College Station is one of the least expensive places to live in the United
States. The city ranks as the second least expensive city out of 29 surveyed Texas cities and fifth least expensive city out of 329 surveyed cities in the nation. Using 100% as the average cost of the living index for the 329 surveyed cities, Bryan-College Station rated 87.0%, 13% below the national average as compared to cities like Philadelphia at 126.9%, New York City at 226.2%, and Boston at 134.5%.

     Since 1990, numerous independent financial institutions have been acquired in the Brazos County area, some by out-of-state multi-bank holding companies. Currently, there is only one other thrift institution operating in the area, which is a branch owned by an organization out of the Brazos County area. Consequently, management believes the opportunity exists for the continued expansion of First Federal's lending and deposit gathering activities as one of the few remaining independent, community-owned financial institutions in its primary trade-area, offering full-service banking to its targeted "niche", middle class segment of the population.

     The executive offices of the Holding Company and First Federal are located at 2900 Texas Avenue, Bryan, Texas 77802 and its telephone number at that address is (409) 779-2900.

LENDING ACTIVITIES

     General. The principal lending activities of First Federal are originating first mortgage real estate loans secured by owner occupied one- to four-family residential property and originating and purchasing automobile loans from automobile dealers selected by First Federal.

     While a substantial portion of the loans originated for portfolio by First Federal are conventional mortgage loans (i.e., not guaranteed or insured by agencies of the federal government), which are secured by residential properties, most do not conform with the requirements for sale to Fannie Mae ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). These loans may not conform for several reasons. Some loans may exceed the maximum loan-to-value ratio to qualify for sale to FNMA or FHLMC, or have some credit deficiencies (which in certain cases will result in First Federal securing the loan by additional collateral). In addition, the borrower may have an insufficient length of employment history for the loan to qualify for sale to FNMA or FHLMC or the residence may not qualify because of its rural location or there exists insufficient, recent sales of comparable properties for appraisal purposes. As a result, the loan may pose a higher risk than secondary market conventional mortgage loans. All long-term, fixed rate conventional mortgage loans are sold immediately to the secondary market. Loans which do not comply with FNMA or FHLMC underwriting requirements are held in First Federal's loan portfolio if they meet First Federal's credit underwriting requirements.

     In recent years, First Federal has significantly increased its consumer lending area, consisting of direct consumer loans primarily secured by vehicles or other collateral, indirect lending from automobile dealers, and its Second Chance Auto Lending Program, which has as additional protection credit-default insurance of up to $6,000 per loss in the event the borrower fails to make timely payments and the vehicle is repossessed. This Second Chance Auto Lending Program has gradually been expanded to select auto dealers (primarily franchised new car dealers) located throughout First Federal's immediate trade area in surrounding counties, and to a lesser extent, throughout the triangle between Houston, Austin and Dallas. First Federal also originates construction loans, small commercial real estate and small to medium commercial business loans. In addition, First Federal has begun originating SBA business loans and Farmers Home Administration rural home loans for moderate income home buyers.

     First Federal's policy is not to invest in long-term, fixed rate mortgage-backed securities or retain long-term, fixed rate loans. In order to reduce First Federal's vulnerability to changes in interest rates, First Federal originates three-year balloon and adjustable rate, one- to four-family residential mortgage loans, consumer loans (especially automobile loans) and short-term construction loans. At September 30, 1998, First Federal had $20.1 million of three-year balloon loans, $19.4 million of adjustable rate loans and $26.8 million of consumer loans (predominately automobile loans with a term of four years) out of a total of $73.8 million in gross loans.

     Loan originations come primarily from walk-in customers, real estate brokers, homebuilders, referrals from existing customers, and a number of automobile dealers. Non-residential loans in which the aggregate lending relationship to one borrower does not exceed $100,000 are approved by First Federal's President or Chief Financial Officer, and all non-residential loan applications for over $100,000 in aggregate debt to one borrower are approved by the Board of Directors' Loan Committee. Residential loans which do not exceed $200,000 are approved by the President or Chief Financial Officer, with loans of this type over $200,000 approved by the Board of Directors' Loan Committee.

     First Federal's total loan portfolio increased $15.6 million from fiscal years 1996 to 1997; however, in order to maintain its regulatory capital ratios in excess of the minimum regulatory requirements, First Federal intentionally slowed its loan growth to $6.7 million during the fiscal year from 1997 to 1998.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of First Federal's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                    September 30,
                                                         ------------------------------------------------------------------
                                                                  1998                  1997                   1996
                                                         ---------------------  --------------------   --------------------
                                                          Amount       Percent    Amount     Percent     Amount    Percent
                                                                                   (Dollars in Thousands)
Real Estate Loans
-----------------
  Residential .......................................     $ 32,846      44.50%   $ 35,541     51.72%   $ 30,477     58.70%
  Residential held for sale .........................          328        .44         204       .30         419       .80
  Commercial ........................................        4,616       6.26       4,166      6.06       4,175      8.04
  Construction ......................................        6,166       8.36      10,305     15.00       4,365      8.41
                                                          --------     ------    --------    ------    --------    ------
     Total real estate loans ........................       43,956      59.56      50,216     73.08      39,436     75.95

Other Loans:
------------
  Consumer loans:
    Secured by automobile ...........................       24,636      33.38      15,082     21.95       9,435     18.17
    Secured by deposit accounts .....................          951       1.29         925      1.34         967      1.86
    Other ...........................................        1,236       1.67         726      1.06       1,490      2.87
                                                          --------     ------    --------    ------    --------   ------
     Total consumer loans ...........................       26,823      36.34      16,733     24.35      11,892     22.90
  Commercial business loans .........................        3,024       4.10       1,766      2.57         595      1.15
                                                          --------     ------    --------    ------    --------   ------
     Total other loans ..............................       29,847      40.44      18,499     26.92      12,487     24.05
                                                          --------     ------    --------    ------    --------   ------
     Total loans ....................................       73,803     100.00      68,715    100.00      51,923    100.00

Less:
-----
  Undisbursed portion of construction loans .........        2,089       2.83       3,452      5.02       1,966      3.79
  Net deferred fees and discounts ...................           30        .04         131       .19         128       .25
  Deferred income ...................................            3        --            3       --            3       .01
  Allowance for losses on loans .....................          307        .42         273       .40         247       .48
  Premiums, net of discounts ........................         (620)      (.84)       (381)     (.55)       --         --
                                                          --------      ------   --------    ------    --------    ------
     Net loans ......................................     $ 71,994      97.55%   $ 65,237     94.94%   $ 49,579     95.47%
                                                          ========      ======   ========    ======    ========    ======

     The following table shows the fixed- and adjustable-rate composition of First Federal's loan portfolio at the dates indicated.

                                                                                    September 30,
                                                         ------------------------------------------------------------------
                                                                  1998                  1997                   1996
                                                         ---------------------  --------------------   --------------------
                                                          Amount       Percent    Amount     Percent     Amount    Percent
                                                                                   (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
  Residential .......................................     $ 18,370      24.89%   $ 21,486     31.27%   $ 22,931      44.16%
  Residential held for sale .........................          328        .44         204       .30         419        .80
  Commercial ........................................        2,321       3.16       2,470      3.59       2,162       4.17
  Construction ......................................        5,924       8.02      10,305     15.00       4,365        .41
                                                          --------     ------    --------    ------    --------     ------
    Total real estate loans .........................       26,943      36.51      34,465     50.16      29,877      57.54
  Consumer loans ....................................       26,823      36.34      16,733     24.35      11,892      22.90
  Commercial business loans .........................          642        .87       1,271      1.85         595       1.15
                                                          --------     ------    --------    ------    --------     ------
    Total fixed-rate loans ..........................       54,408      73.72      52,469     76.36      42,364      81.59

Adjustable-Rate Loans:
  Real estate:
  Residential .......................................       14,476      19.61      14,055     20.45       7,546      14.54
  Commercial ........................................        2,295       3.10       1,696      2.47       2,013       3.87
  Construction ......................................          242        .34        --         --         --         --
  Commercial business loans .........................        2,382       3.23         495       .72        --         --
                                                          --------     ------    --------    ------    --------     ------
    Total adjustable rate loans .....................       19,395      26.28      16,246     23.64       9,559      18.41
                                                          --------     ------    --------    ------    --------     ------
    Total loans .....................................       73,803     100.00      68,715    100.00      51,923     100.00

Less:
  Undisbursed portion of construction loans .........        2,089       2.83       3,452      5.02       1,966       3.79
  Deferred fees and discounts .......................           30        .04         131       .19         128        .25
  Deferred income ...................................            3        --            3       --            3        .01
  Allowance for losses on loans .....................          307        .42         273       .40         247        .48
  Premiums, net of discounts ........................         (620)      (.84)       (381)     (.55)       --         --
                                                          --------     ------    --------    ------    --------     ------
    Net loans .......................................     $ 71,994      97.55%   $ 65,237     94.94%   $ 49,579      95.47%
                                                          ========     ======    ========    ======    ========     ======

     The  following  table  shows  the   origination,   purchase  and  repayment
activities for loans of First Federal for the periods indicated.

                                                                                             Year Ended September 30,
                                                                                ----------------------------------------------------
                                                                                 1998                  1997                   1996
                                                                                ------                ------                -------
                                                                                                   (In Thousands)
Loans Funded:
-------------
   Real estate - residential ......................................             $ 14,966             $ 18,468              $ 19,104
      - commercial ................................................                2,269                1,485                 1,026
      - construction or development ...............................               10,880               12,142                 5,697
   Non-real estate - consumer .....................................               20,384               13,052                 8,534
      - commercial business .......................................                7,615                2,446                 1,980
                                                                                --------             --------              --------
      Total loans originated ......................................               56,114               47,593                36,341

Loans Sold:
-----------
   Loans sold .....................................................                8,571                7,243                13,839
   Principal repayments and refinancings ..........................               42,455               23,558                21,255
                                                                                --------             --------              --------
   Total reductions ...............................................               51,026               30,801                35,094
   Change in other items, net .....................................                1,669               (1,134)                 (273)
                                                                                --------             --------              --------
   Net increase ...................................................             $  6,757             $ 15,658              $    974
                                                                                ========             ========              ========



     At September 30, 1998, First Federal serviced $2.0 million in loans for others.

     The following schedule illustrates the maturities of First Federal's loan portfolio, excluding loans held for sale at September 30, 1998. Loans which have adjustable or renegotiable interest rates and amortizing loans are shown as maturing in the period during which the loan is contractually due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                     Real Estate
                     ------------------------------------------------------
                         Residential         Commercial      Construction        Consumer        Business            Total
                     -------------------   -------------    ---------------    -----------     -----------      ------------------
                              Weighted         Weighted            Weighted          Weighted           Weighted            Weighted
                              Average          Average             Average           Average            Average             Average
                      Amount   Rate    Amount   Rate    Amount      Rate     Amount    Rate    Amount     Rate    Amount     Rate
                     -------  -------- ------  -------  --------  ---------  ------- ------- ----------  ------  ---------  -------
                                                              (Dollars in Thousands)
Due During
Years Ended
September 30,
-------------
1999(1) ..........   $ 4,695   9.13%  $ 1,134    9.14%   $ 5,712    8.98%   $ 2,001    9.21%   $ 1,391   9.22%  $14,933      9.09%
2000 and 2001 ....    12,212   9.08     1,194    8.67         --      --      6,640   14.97        104  10.76    20,150     11.01
2002 and 2003 ....     1,831   8.73       233    9.28         90    8.88     17,712   14.70        581  10.22    20,447     13.95
2004 to 2008 .....     1,192   8.72       368    8.99        364    9.74        423    9.28        502  10.40     2,849      9.26
2009 to 2018 .....     2,361   8.60       828   10.41         --      --         19    8.00        326  11.10     3,534      9.25
2019 and following    10,883   8.57       859    8.91         --      --         28    8.87        120   8.75    11,890      8.60
                     -------          -------            -------            -------            -------          -------
                     $33,174   8.85%  $ 4,616    9.20%   $ 6,166    9.02%   $26,823   14.26%   $ 3,024   9.85%  $73,803     10.90%
                     =======          =======            =======            =======            =======          =======

-------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after September 30, 1999, that have fixed rates of interest (including three-year balloon home loans and other types of loans with balloon maturities) is $39.7 million while the total amount of loans due after such date which have floating or adjustable rates of interest is $19.2 million.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. One of First Federal's primary lending programs is the origination of loans secured by mortgages on owner-occupied one- to four-family residences, and to a lesser degree on non-owner occupied one- to four-family residences. In order to increase the interest rate sensitivity of its residential loan portfolio, First Federal has emphasized since 1979 the origination of non-FNMA and FHLMC conforming three-year balloon loans (generally with 30 year amortization schedules). At September 30, 1998, $17.8 million or 27.2%, of First Federal's gross loan portfolio consisted of three-year fixed-rate balloon loans on one- to four-family residences. On the same date, First Federal had $900,000 of other fixed-rate residential loans or 1.2% of the gross loan portfolio. All of these loans were secured by residential properties located in the State of Texas, with a majority of the property located in First Federal's primary market area.

     First Federal's residential loans are generally underwritten and documented to permit their sale in the secondary market. In the event they do not conform to FNMA and FHLMC secondary market standards, First Federal will underwrite such loans to the extent feasible in accordance with such standards. First Federal evaluates both the borrower's ability to make principal and interest payments and the value of the property (and any other collateral) that will secure the loan. One- to four-family loan originations are generally made in amounts up to 90% of the cost or appraised value of the security property, whichever is lower. The determination as to lend in excess of 80% of the appraised value is made on a case-by-case basis and is based on a variety of factors, including the borrower's credit and payment history, length of employment and debt to income ratio, as well as the quality of the property securing the loan. First Federal neither requires nor obtains private mortgage insurance on loans that it retains in its portfolio. As a result, in most instances, concerning its loans with loan-to-value ratios over 80% (but not exceeding the 90% maximum) which have no private mortgage insurance, in the event of a foreclosure, First Federal is subject to a greater risk of loss on the foreclosure and disposition of such property in the event of a decrease in the value of the property. First Federal has, however, had a very limited loss experience on such loans. See "--Loan Delinquencies; Nonperforming Assets and Classified Assets." Over the past three fiscal years, First Federal has experienced an average of only $21,000 in actual annual net loan charge-offs, resulting from an average total loan portfolio of $57.4 million.

     First Federal's residential mortgage loans customarily include "due-on-sale" clauses, which are provisions giving First Federal the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property, subject to the mortgage, when the loan is not repaid in full. First Federal generally enforces these due-on-sale clauses. First Federal requires, in connection with the origination of residential real estate loans, title insurance and fire and casualty insurance coverage as well as flood insurance where appropriate to protect First Federal's interest. The cost of this insurance coverage is paid by the borrower.

     MORTGAGE-BACKED SECURITIES. First Federal has a limited portfolio of mortgage-backed securities that are held-to-maturity. Such mortgage-backed securities can serve as collateral for borrowings and through repayments, as a source of liquidity. For information regarding the carrying and market values of First Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Financial Statements.

     Consistent with First Federal's asset/liability policy to minimize interest rate risk, approximately 90.4% of First Federal's mortgage-backed securities carry adjustable interest rates.

     The following table sets forth the book value of the Bank's mortgage-backed securities at the dates indicated.

                                                                             September 30,
                                                        ----------------------------------------------------------
                                                             1998                   1997                   1996
                                                        ----------------------------------------------------------

Issuers:
--------
Federal Home Loan Mortgage Corporation............           $655                  $  774                $   872
Federal National Mortgage Association.............            299                     376                    420
                                                             ----                 -------                -------
    Total.........................................           $954                  $1,150                 $1,292
                                                             ====                  ======                 ======

     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at September 30, 1998. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable rate nature of these instruments.

                                                                              Due in
                                        -----------------------------------------------------------------------
                                        6 Months  6 Months      1 to     3 to 5   5 to 10   10 to 20  Over 20        Balance
                                        or Less  to 1 Year    3 Years    Years    Years      Years    Years       Outstanding
                                        --------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

Federal Home Loan Mortgage Corporation   $---      $--       $---       $---       $ 10       $167     $478         $655

Federal National Mortgage Association     --        --         --         --         --        123      176          299
                                         -----   -----      -----       ----       ----       ----     ----         ----

     Total ...........................   $---    $---       $---        $---       $ 10       $290     $654         $954
                                         =====   =====      =====       ====       ====       ====     ====         ====

     First Federal's mortgage-backed and other securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made in accordance with the policy and approval by its Investment Committee. At the present time, First Federal does not have any investments that are available-for-sale or for trading purposes. See "Investments Activities."

     CONSUMER LENDING. Federal laws and regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to a maximum of 35% of their total assets less permissible investments in commercial paper and corporate debt. In addition, federal thrift institutions have lending authority above the 35% limit for certain consumer loans such as home improvement loans, mobile home loans, credit card loans and educational loans. First Federal discourages unsecured loans.

     As part of management's strategy to shorten the average effective maturity of its loans and thereby minimize its interest rate risk, and also to increase the average yield of its loan portfolio, First Federal offers various consumer loans, including but not limited to automobile and home improvement loans. First Federal also offers loans to its depositors on the security of their deposit accounts.

     First Federal currently originates substantially all of its consumer loans in its primary market area, except for loans originated pursuant to its Second Chance Auto Lending Program. Direct consumer loans are made when First Federal extends credit directly to the borrower as compared to indirect loans made through automobile dealers selected by First Federal. First Federal has more recently increased the origination of indirect automobile loans through its Second Change Auto Lending Program.

     In September 1991, upon the initiative of present management, First Federal began purchasing motor vehicle installment sales contracts on an indirect basis from selected automobile dealers pursuant to an agreement established between the dealer and First Federal ("Dealer Agreement"). In December 1995, First Federal expanded this type of lending by initiating a credit- default insured indirect automobile loan origination program for borrowers with less than prime credit, and involving automobile dealers selected by First Federal located primarily in First Federal's primary market area ("Second Chance Auto Loans"). Second Chance Auto Loans are currently insured by The Royal & Sun Alliance Company (which carries a rating of A-14 by A.M. Best's, an insurance rating company) for credit-default by the borrower and for up to $6,000 per loan in the event there is a deficiency between the unpaid balance of the loan and the resale price of the repossessed vehicle. At September 30, 1998, $5.3 million of First Federal's Second Chance Auto Loans was insured by other insurers subject to their limitations. On that date, Second Chance Auto Loans averaged, at the time of origination, $12,700 per loan. At September 30, 1998, Second Chance Auto Loans totaled $13.5 million while total automobile loans totaled $24.6 million or 33.4% of First Federal's gross loan portfolio.

     In the future, First Federal may elect to make credit-default automobile loans to sub-prime borrowers without credit-default insurance, although it has no current plans to do so, but with additional special loan loss reserves at a level which First Federal believes will be adequate to absorb any future loan losses. First Federal may also elect to insure its Second Chance Auto Loans against credit-default through different insurance companies which may result in different levels of insured coverage.

     Second Chance Auto Loans are underwritten according to the credit-default guidelines developed by First Federal and agreed to by First Federal's insurer while other retail installment automobile sales contracts are underwritten pursuant to First Federal's own credit underwriting guidelines. Each sales contract is fully amortized and provides for level payments over the term of the contract. The contracts are non-recourse to the originating automobile dealer and are purchased, in First Federal's sole discretion, from the dealers on a case-by-case basis, after the Bank's review of the borrower's credit-worthiness. First Federal also conducts a personal interview with the borrower prior to approving the loan.

     Second Chance Auto Loan's retail installment automobile contracts are reviewed by First Federal's internal automobile loan review personnel, and monthly random sample reviews are conducted by an independent outside audit firm specializing in these types of loans. All monthly audits to date have reflected First Federal's substantial compliance with the credit underwriting guidelines of First Federal and the credit-default insurance company. Among other things, the Bank considers the market value, durability and useful life of the vehicle being financed in conjunction with the term of the loan along with the stability and creditworthiness of the buyer. Used vehicles are generally not financed longer than 60 months.

     Under the approved credit underwriting guidelines, the maximum amount financed may not exceed 125% of the manufacturer's suggested retail price for new vehicles or retail value for used vehicles as provided in the "NADA Official Used Car Guide," including the cost of service and warranty contracts and premiums for, credit life and disability insurance obtained in connection with the vehicle (such amounts in addition to the sales price, collectively referred to as "Additional Vehicle Costs"). First Federal will generally use the Southwest edition of the "NADA Official Used Car Guide" to assign a value to a used vehicle for underwriting purposes. The primary focus, however, is on the ability of the borrower to repay the loan rather than the value of the underlying collateral. The amount financed by First Federal generally includes these Additional Vehicle Costs, which are refunded pro rata as a credit to the loan in the event the borrower prepays the loan or the borrower defaults in payment of the loan and the vehicle is repossessed. First Federal requires comprehensive insurance coverage on vehicles securing consumer loans, paid for by the borrower. However, First Federal pays for borrower credit-default insurance on its Second Chance Auto Loan Program.

     All automobile dealers enter into a Dealer Agreement with First Federal. First Federal has two kinds of Dealer Agreements which are substantially similar. Automobile dealers selling loans pursuant to the Second Chance Auto Lending Program are not required to establish dealer reserves; however, the loan amount of the automobile sales contract is discounted by First Federal prior to purchase. Otherwise, the Dealer Agreement provides for a reserve account to be established, requiring a minimum balance to be maintained at First Federal. The reserve account is used by First Federal to protect against excess interest payments to the automobile dealer due to loan prepayments, payoffs, or for repossession expenses plus any related losses. Minimum reserve balances and the method of disbursement are outlined in each Dealer Agreement. If the reserve account falls below the agreed upon levels, the automobile dealer is required to increase the balance up to the agreed upon minimum amount. Automobile dealers are also required to make an immediate deposit to cover any shortages under this type of a Dealer Agreement. At September 30, 1998, First Federal had $2.8 million of automobile loans requiring automobile dealer reserves.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles. First Federal makes a very limited amount of unsecured loans, which entail an even greater risk. Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation of the vehicle or other collateral. The remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a borrower against an assignee of the loan, who may then be able to assert against the assignee, the claims and defenses that he or she has against the seller of the underlying collateral. Consumer loan delinquencies may often increase over time as the loans age. Lastly, there can be no assurance that First Federal can collect any amount due under the applicable insurance policy.

     At September 30, 1998, less than one percent of First Federal's consumer loans were nonperforming. However, there can be no assurance that First Federal's consumer loan delinquencies and repossessions will not increase in the future.

     CONSTRUCTION LENDING. First Federal makes construction loans to individuals for the construction of their residences and to builders primarily for the construction of contracted-for (custom) residences, and also for residences that have not been pre-sold when First Federal believes that the residence will be sold in the relatively short term.

     Construction loans to individuals for their residences generally have terms of nine months and are made on a non-amortizing (interest only, payable monthly), balloon basis, to be repaid from the permanent mortgage loan when the construction is completed. First Federal's construction loans are generally made either as the initial stage of a combination loan (i.e., with a commitment from First Federal to provide permanent financing upon completion of the project) or with a takeout obligation (commitment to provide permanent financing by a third party). Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1998, First Federal had $5.4 million in residential construction loans, of which $2.8 million are to borrowers who have indicated to First Federal that they intend to live in the properties upon completion of construction.

     Residential construction loans are generally made up to a maximum loan-to-value ratio of 80% based on an independent appraisal and estimate of costs. Residential construction loans involve additional risk attributable to the fact that loan funds are advanced upon the security of the project under construction, which is more difficult to value prior to the completion of construction. Because of the uncertainties inherent in estimating construction costs and the market for the home upon completion, it is relatively difficult to evaluate the total loan funds required to complete a project, the related loan-to-value ratios, and the likelihood of ultimate success of the project. In evaluating a construction loan, First Federal considers the reputation of the borrower and the experience and reputation of the contractor, the amount of the borrower's equity (down payment) in the project, independent appraisal valuations and review of cost estimates, and, if applicable, pre-construction sale and market information. Progress payments during construction of homes are generally made only after inspection by an independent, licensed real estate inspector. Residential construction loans to borrowers other than owner occupants also involve many of the same risks, discussed below, regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

     COMMERCIAL REAL ESTATE LENDING. In order to enhance the yield of its assets, First Federal originates a limited amount of construction and permanent loans secured by commercial real estate. First Federal's permanent commercial real estate loan portfolio includes loans secured by churches, small office buildings, and other small business properties. First Federal generally makes only commercial real estate loans secured by income producing property, and discourages large commercial real estate loans. At September 30, 1998, First Federal had one commercial real estate loan in excess of $250,000 that is secured by a building which contains several retail businesses. This loan had a balance of $296,000 at September 30, 1998 and is performing in accordance with its loan repayment terms.

     The following table presents information as to the locations and types of properties securing First Federal's commercial real estate loans at September 30, 1998.

                                Number
                                  of          Principal
                                Loans         Balance
                                ----------  ------------
                                  (Dollars in Thousands)

Bryan-College Station area:
  Churches ...............        7           $  846
  Land ...................       10              186
  Multi-family residential        3              837
  Retail .................       18            1,511
  Office .................        6              788
  Other ..................        4              448
                             ------           ------
  Total ..................       48           $4,616
                             ======           ======




     Commercial real estate loans included in First Federal's portfolio have terms generally ranging from 3 to 5 years with a balloon payment and 20-25 year amortization schedules.

     First Federal generally will not originate or purchase a commercial real estate loan with a balance of greater than 80% of the appraised value of the underlying collateral. Land and developed building lot loans are individually negotiated and are secured by properties located in First Federal's principal market area where First Federal personnel are familiar with current market values and marketability. First Federal requires that any such appraisal be performed by independent, professionally designated and qualified appraisers. Senior management of First Federal reviews all independent appraisals prior to funding any loan. In originating or purchasing any loan, First Federal considers the creditworthiness of the borrower, the value of the underlying collateral and the level of experience and reputation of the contractor. In determining the borrower's creditworthiness, the Bank considers the character, experience, management ability and financial strength of the borrower as well as the ability of the property securing the loan to generate adequate funds to cover both operating expenses and debt service.

     Commercial real estate lending generally affords First Federal an opportunity to receive interest at rates generally higher than those obtainable from residential lending. Commercial real estate lending, however, entails a higher level of risk than loans secured by one- to four-family residences. This risk is primarily attributed to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project and thus, may be subject to a greater extent to adverse conditions in the real estate market or the economy generally. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. For these reasons, First Federal limits the amount of commercial real estate loans held in its loan portfolio.

     COMMERCIAL BUSINESS LENDING. First Federal engages in a limited amount of commercial business lending, primarily to small businesses. Many of these loans are SBA guaranteed; however, First Federal sells the guaranteed portion of the loan. At September 30, 1998, First Federal had $3.0 million or 4.1% of First Federal's gross loan portfolio in commercial business loans outstanding of which $800,000 represents the unguaranteed portion of SBA loans. As of the same date, First Federal's largest commercial business loan was a $207,000 line of credit secured by the borrower's residence and other real property. The next largest commercial business loan was $95,000 and was secured by a first lien on a grocery store and convenience store. Each of these loans are performing in accordance with their respective loan repayment terms. First Federal discourages large commercial business lending because of the larger risk exposure to the Bank's capital if such loans do not perform.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to repay from employment and other income and are secured by real property, business loans pose a higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the business and to a lesser extent, the borrower's net worth and liquid assets. First Federal's commercial business loans are generally secured by business assets such as commercial real estate, and to a much lesser extent, accounts receivable, inventory and equipment. As a result, the availability of funds for the repayment of business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loan may depreciate over time, may be difficult to appraise and may fluctuate in value based generally on the success of the business and the economy. Partial guarantees (75% or more) by the SBA are generally required for commercial business loans primarily secured by accounts receivable, inventory and equipment.

LOAN DELINQUENCIES; NONPERFORMING ASSETS AND CLASSIFIED ASSETS

     When a borrower fails to make a required payment on a loan, First Federal attempts to cause the deficiency to be cured by contacting the borrower as soon as possible. In most cases, deficien cies are cured promptly. After a payment is three days past due, First Federal's collections department will contact the borrower by telephone and letter and continue that contact on a regular basis. Between 30-45 days past due, First Federal may send the borrower a demand letter. When deemed appropriate by senior management, First Federal institutes action to foreclose on or repossess the collateral. If foreclosed on, real property is sold at a public sale and may be purchased by First Federal. Repossessed vehicles are resold through First Federal's personnel and through select auto dealers. A decision as to whether and when to initiate foreclosure or repossession proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. First Federal aggressively pursues delinquent loans and as a result has experienced minimum foreclosure and losses thereon over the past three years.

     The following table sets forth information concerning delinquent mortgage and other loans at September 30, 1998 in dollar amounts and as a percentage of First Federal's total loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                  Loans Delinquent at September 30, 1998
                                          --------------------------------------------------------
                                                                                        Total
                                                                          90 Days     Delinquent
                                            30-59 Days     60-89 Days     and Over      Loans
                                          --------------------------------------------------------
                                                              (Dollars in Thousands)

Residential Real Estate:
------------------------
  Number of loans ......................       --               17             8              25
  Amount ...............................     $ --           $1,003          $446          $1,449
  Percent of total loans................       --%            3.02%         1.34%           4.36%

Commercial Real Estate:
-----------------------
  Number of loans ......................       --                1          --                 1
  Amount ...............................      $--           $   88         $--            $   88
  Percent of total loans................       --%            1.91%         --%             1.91%

Consumer:
---------
  Number of loans ......................         81             24            15             120
  Amount ...............................       $839           $222          $135          $1,196
  Percent of total loans ...............       3.13%           .83%          .50%           4.46%

Total:
------
  Number of loans ......................         81             42            23             146
  Amount ...............................       $839         $1,313          $581          $2,733
  Percent of total loans ...............       1.13%          1.78%          .79%           3.70%

     The table below sets forth the amounts and categories of non-performing assets in First Federal's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or there is insufficient collateral to prevent a loss. For all years presented, First Federal has had no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans. Foreclosed assets may include assets acquired in settlement of loans.

                                                      September 30,
                                               ---------------------------------
                                                1998      1997      1996
                                               ---------------------------------
                                                 (Dollars in Thousands)

Non-accruing loans:
  Residential ..............................   $ --      $ --      $   18
  Consumer .................................     --           8        38
                                               ------    ------    ------
    Total ..................................     --           8        56
                                               ------    ------    ------

Accruing loans delinquent more than 90 days:
  Residential ..............................      446       370      --
  Commercial Real Estate ...................     --        --        --
  Consumer .................................      135       126       122
                                               ------    ------    ------
    Total ..................................      581       496       122
                                               ------    ------    ------

Foreclosed assets:
  Residential ..............................      282       520       577
  Commercial real estate ...................     --        --        --
  Other Repossessed Assets (Vehicles) ......      479       258       108
                                               ------    ------    ------
    Total ..................................      761       778       685
                                               ------    ------    ------

Total non-performing assets ................   $1,210    $1,282    $  863
                                               ======    ======    ======
Total as a percentage of  total assets
   at end of period ........................     1.46%     1.71%     1.50%
                                               ======    ======    ======



     For the most part, nonperforming assets at September 30, 1998, consisted of repossessed vehicles and residential homes.

     As of September 30, 1998, there were no concentrations of loans in any types of industry which exceeded 10% of First Federal's total loans, that are not included as a loan category in the table above.

     At September 30, 1998 there were no non-accruing loans and there was no interest income recognized relative to non-performing loans during the year ended September 30, 1998.

     OTHER LOANS OF CONCERN. As of September 30, 1998, there was an aggregate of $1.3 million of loans which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming assets categories.

     Loans being monitored include nine, one- to four-family loans totaling $1.0 million, four construction loans totaling $145,000, one commercial business loan of $60,000 and 15 consumer loans totaling $112,000 at September 30, 1998. See " -- Consumer Lending."

     CLASSIFIED ASSETS. Federal regulations require that each insured institution classify its own assets on a regular basis. First Federal classifies its assets no less often than quarterly. In addition, in connection with examinations of insured institutions, the Principal Regulatory Agency has authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified "Loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances (reserves) for loan losses. If an asset or portion thereof is classified as a "Loss," the institution must either establish specific allowances (reserves) for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified "Substandard" or "Doubtful" may be included in determining the institution's regulatory capital under the risk-based capital standard, while specific loss allowances do not qualify as regulatory capital. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS District Director. Generally, all assets of First Federal which have been classified are included in the discussion above of other loans of concern and assets for which repayment by the borrower may be in doubt.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy. First Federal's Board of Directors has established an Asset Review Committee, which regularly reviews all loans of any concern with senior management and applicable loan collection personnel, to determine which loans should be classified under applicable regulations. Classified assets loans, as described above, of First Federal at September 30, 1998 were as follows:

                                                                  (In Thousands)

Substandard.............................                                  $847
Doubtful................................                                     7
Loss....................................                                   ---
                                                                         -----
                                                                          $854
                                                                          ====

ALLOWANCE FOR LOSSES ON LOANS

     First Federal's policy is to establish allowances for loan losses based on historical data, economic trends and projections, an assessment of the borrower's overall financial condition, the type and value of any collateral securing such loans and other relevant factors. While the Company believes that it uses the best information available to make such determinations, future adjustments could be necessary and net income could be affected if circumstances substantially differ from the assumptions used in making the initial determination.

     The following table sets forth an analysis of First Federal's allowance for loan losses.

                                                   Year Ended September 30,
                                              ----------------------------------
                                               1998       1997      1996
                                              ---------- -------- --------------
                                                  (Dollars in Thousands)

Balance at beginning of period ..............   $ 273     $ 247     $ 317
Charge-offs .................................     (75)       (5)      (23)
Recoveries ..................................      30         6         5

Provisions for losses on loans ..............      79        25       (52)
                                                -----     -----     -----
Balance at end of period ....................   $ 307     $ 273     $ 247
                                                =====     =====     =====

Ratio of net charge-offs during the period to
average loans outstanding during the period .     .06%      .01%      .04%



     The allocation of the allowance for losses on loans at the dates indicated is summarized as follows:


                                                                                   September 30,
                                                 -----------------------------------------------------------------------------------
                                                           1998                        1997                   1996
                                                 -----------------------------------------------------------------------------------
                                                                 Percent of                Percent of            Percent of
                                                                  Loan in                   Loan in               Loan in
                                                                    Each                      Each                  Each
                                                                 Category to               Category to           Category to
                                                       Amount    Total Loans    Amount     Total Loans  Amount   Total Loans
                                                 -----------------------------------------------------------------------------------


Real Estate......................................       $183        59.56%        $200       73.08%     $120       75.95%
Other............................................        124        40.44           73       26.92       127       24.05
                                                        ----       ------        -----      ------      ----      ------
   Total.........................................       $307       100.00%        $273      100.00%     $247      100.00%
                                                        ====       ======         ====      ======      ====      ======



     For information on First Federal's allowance for losses on real estate owned, see Note 1 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

INVESTMENT ACTIVITIES

     The Company's liquid assets (other than loans and some mortgage-backed securities receivable), are invested primarily in interest-bearing deposits with banks, and the FHLB of Dallas, and FHLB stock. First Federal is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other security investments. First Federal maintains liquidity in excess of regulatory requirements. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 1998, First Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 5.98% as compared to the regulatory requirement of 4%. At September 30, 1998, First Federal had $800,000 in borrowings from the FHLB; however, First Federal had the ability, if needed, to borrow up to $23.6 million from the FHLB of Dallas for additional liquidity purposes.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                              At September 30,
                                                     -------------------------------------------------------------------------------
                                                           1998            1997              1996              1995
                                                     ----------------  ---------------  ----------------  ---------------------
                                                      Book     Market   Book    Market   Book     Market   Book      Market
                                                      Value    Value    Value   Value    Value     Value   Value     Value
                                                     -------------------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
Interest-bearing deposits .........................   $3,892   $3,892   $3,675   $3,675   $1,145   $1,145   $5,666   $5,666

Federal agency obligations ........................     --       --       --       --      1,000    1,000    1,000      988

FHLB stock ........................................      382      382      896      896      845      845      796      796
                                                      ------   ------   ------   ------   ------   ------   ------   ------

     Total liquid assets, investment securities and
          FHLB stock ..............................   $4,274   $4,274   $4,571   $4,571   $2,990   $2,990   $7,462   $7,450
                                                      ======   ======   ======   ======   ======   ======   ======   ======



SOURCES OF FUNDS

     GENERAL. Deposit accounts have traditionally been the principal source of First Federal's funds for use in lending and for other general business purposes. In addition to deposits, First Federal derives funds from loan repayments and cash flows generated from its overall operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds vary. Borrowings from the FHLB of Dallas may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities in order to minimize excess cash on hand over and above liquidity requirements.

     DEPOSITS. First Federal attracts both short-term and long-term deposits from its primary market area and has not actively sought deposits outside of this area. First Federal offers regular passbook accounts, NOW accounts, commercial and personal checking accounts (including its special "Golden Eagle" checking, designed for persons of age 50 or more, and its relatively new "30 Something" checking account designed for persons between 30 and 49 years of age and its new "Working People's" checking account designed for its new north Bryan branch facility), money market deposit accounts, fixed interest rate certificates of deposits with varying maturities, and negotiated rate $95,000 or above jumbo certificates of deposit ("Jumbo CDS"). At September 30, 1998, First Federal had $6.5 million in "Golden Eagle" accounts, $841,000 in its "30 Something" accounts, and $44,000 in its "Working People's" checking accounts.

     Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. First Federal regularly evaluates the internal cost of funds, surveys rates and types of accounts offered by competing institutions, reviews its cash flow requirements for lending and liquidity and makes rate changes when deemed appropriate. In order to decrease the volatility of its deposits, First Federal imposes penalties of up to 30 days of interest for certificates maturing one year or less and 90 days for certificates over one year on early withdrawal on its certificates of deposit. As are other financial institutions, First Federal has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. In addition, First Federal has not been willing to pay higher rates to retain deposits that may not be profitably deployed. First Federal does not have any brokered deposits and has no present intention to accept or solicit such deposits.

     In 1994, First Federal attempted to increase its passbook accounts through a marketing campaign emphasizing the community involvement of First Federal with all segments of the population in its trade area. The measures undertaken in connection with this marketing campaign include increasing in the proportion of First Federal's employees that speak Spanish, advertising in Spanish language publications, making direct contact with local Hispanic community organizations and the planned opening of a new office at a later date in the north Bryan area with a significant Hispanic influence. In the spring of 1995, First Federal increased its checking or transaction accounts through an aggressive marketing campaign aimed at, among others, local college students and faculty, with a branch in College Station, Texas, (immediately south of Bryan) opened in the first half of 1994 and its new north Bryan full-service branch opened in June, 1998, at a key intersection of a principal north-south highway and a principal east-way highway through Bryan. This immediate area in north Bryan presently has no other banking facility nearby to service its financial needs.

     The following table sets forth the deposit flows at First Federal during the periods indicated. Net increase (decrease) refers to the amount of deposits during a period less the amount of withdrawals during the period. In order to reduce excess cash on hand, First Federal implemented a planned reduction in higher cost deposits from 1995 to 1996.

                                 Year Ended September 30,
                             -------------------------------------
                               1998          1997       1996
                             -------------------------------------
                                     (Dollars in Thousands)
Opening balance ...........   $ 58,808    $ 51,677    $ 54,939
Net deposits (withdrawals).     12,557       5,308      (4,916)
Interest credited .........      2,189       1,823       1,654
                              --------    --------    --------

Ending balance ............   $ 73,554    $ 58,808    $ 51,677
                              ========    ========    ========

Net increase (decrease) ...   $ 14,746    $  7,131    $ (3,262)
                              ========    ========    ========

Percent increase (decrease)      25.07%      13.80%      (5.94)%
                                 =====       =====       =====

     The following table sets forth the dollar amount of savings deposits, by interest rate range, in the various types of deposit programs offered by First Federal at the dates indicated.

                                                              At September 30,
                                    ------------------------------------------------------------------------------------------------
                                           1998                     1997                     1996
                                    ------------------------------------------------------------------------------------------------
                                                  Percent                Percent                    Percent
                                      Amount      of Total    Amount     of Total      Amount       of Total
                                    ------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)

Certificate Accounts:

 0.00- 2.99% ......................   $    45        0.1%    $    88          .2%     $  --           ---%
 3.00- 4.99% ......................     5,509        7.5       4,250         7.2       16,448         31.8
 5.00- 6.99% ......................    43,093       58.6      34,489        58.6       17,505         33.9
 7.00- 8.99% ......................       911        1.2         978         1.7          933          1.8
                                      -------       -----     ------       -----       ------         -----
Total Certificate Accounts ........    49,558       67.4      39,805        67.7       34,886         67.5

Other Accounts:
---------------

Passbook Accounts .................   $ 5,199        7.1       4,393         7.5        4,177          8.1
NOW Accounts ......................     9,735       13.2       6,970        11.8        5,387         10.4
Money Market Accounts .............     4,595        6.2       4,229         7.2        4,653          9.0
Commercial Checking Accounts ......     2,178        3.0       1,232         2.1        1,185          2.3
Other non-interest bearing accounts     2,289        3.1       2,179         3.7        1,389          2.7
                                      -------      -----      ------       -----       ------         -----
Total Other Accounts ..............    23,996       32.6      19,003        32.3       16,791         32.5
                                      -------      -----      ------       -----       ------         -----
Total Deposits ....................   $73,554      100.0%    $58,808       100.0%     $51,677        100.0%
                                      =======      =====      ======       =====       ======         =====

     At September 30, 1998 scheduled maturities of certificates of deposit are as follows.

                                         At September 30,

                                                  2001 and
                                1999     2000    thereafter  Total
                               ---------------------------------------
0.00- 2.99% ..............    $  --     $    45   $  --     $    45
3.00- 4.99% ..............      5,435        64        10     5,509
5.00- 6.99% ..............     30,913     9,398     2,782    43,093
7.00- 8.99% ..............       --         911      --         911
                              -------   -------   -------   -------
     Total                    $36,348   $10,418   $ 2,792   $49,558
                              =======   =======   =======   =======




     The following table indicates the amount of First Federal's certificates of deposit by time remaining until maturity as of September 30, 1998.

                                                              Maturity
                                              ------------------------------------------------
                                              3 Months   3 to 6    6 to 12   Over 12
                                               or Less   Months     Months    Months    Total
                                              ------------------------------------------------
                                                      (Dollars in Thousands)

Certificates of deposit less than $100,000    $ 9,966   $ 7,674   $11,871   $10,938   $40,449
Certificates of deposit of $100,000 or more     2,176     2,233     2,428     2,272     9,109
                                              -------   -------   -------   -------   -------
Total .....................................   $12,142   $ 9,907   $14,299   $13,210   $49,558
                                              =======   =======   =======   =======   =======

     BORROWINGS. First Federal's borrowings primarily have been advances from the FHLB of Dallas. As a member of the FHLB of Dallas, First Federal is required to own capital stock in the FHLB of Dallas and is authorized to apply for advances from the FHLB of Dallas. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Dallas may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. Federal law requires that all long-term FHLB advances be for the purpose of financing residential housing and members must meet community lending standards in order to have continued access to long-term FHLB advances. First Federal does not expect that these limitations will have a significant impact on its access to FHLB advances.

     On April 1, 1998, the Holding Company issued $3,629,000 of 11 1/2% subordinated debentures due on March 31, 2003 (the "Debentures"). The proceeds from the issuance of the Debentures were used to partially fund the acquisition of First Federal stock by the Holding Company. Interest on the Debentures is payable quarterly on the fifteenth day of January, April, July and October of each year. See Note 13 to the Notes to Consolidated Financial Statements of the Company.

     For additional information relating to borrowings, see Note 7 to the Notes to Consolidated Financial Statements of the Company.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings during the periods indicated.

                                 Year Ended September 30,
                             --------------------------------
                               1998      1997       1996
                             --------------------------------
                                     (In Thousands)

Maximum Balance:
----------------
FHLB advances ............    $10,000   $ 3,067   $    89
Debentures ...............    $ 3,629   $    --   $    --

Average Balance: .........
--------------------------
FHLB advances ............    $ 3,984   $ 3,067   $    89
Debentures ...............    $ 1,815   $    --   $    --


                  The following table sets forth certain information as to First Federal's FHLB advances and other borrowings at the dates indicated.

                                                         September 30,
                                              ----------------------------------
                                                   1998       1997      1996
                                              ----------------------------------
                                                         (In Thousands)

FHLB advances .................................   $   800    $10,000    $   --
Debentures ....................................     3,629         --        --
                                                  -------    -------    ------
Total borrowings ..............................   $ 4,429    $10,000    $   --
                                                  =======    =======    ======

Weighted average interest rate of FHLB advances      5.43%      5.55%      ---%
Weighted average interest rate on Debentures ..      11.5       ---%       ---%

SERVICE CORPORATION

     Federally chartered institutions are permitted to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries, and joint ventures in which such subsidiaries are participants, in an aggregate amount not exceeding 2% of an institution's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner city development purposes. Federal regulations also permit institutions to make specified loans to such subsidiaries under its general lending authority. In addition, such institutions are authorized to invest unlimited amounts in subsidiaries that are engaged solely in activities in which the parent institution may engage.

     First Federal's service corporation, First Service Corporation of Bryan, is currently inactive. At September 30, 1998, First Federal had a total investment of $13,260 in its service corporation. See "Regulation - Federal Regulation of Thrift Institutions."

                                   REGULATION

GENERAL

     First Federal is a federally chartered thrift institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of Dallas and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a financial institution holding company of First Federal, the Holding Company also is subject to federal regulation oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary thrift institution. First Federal is a member Savings Association Insurance Fund ("SAIF") and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

PROPOSED FEDERAL LEGISLATION

     The United States Congress is considering legislation that would require all federal thrift institutions, such as First Federal, to either convert to a national bank or a state chartered financial institution by a specified date to be determined. However, there can be no assurance that such legislation or any similar legislation if enacted will be enacted, or, would not have a material adverse effect on the institution.

FEDERAL REGULATION OF THRIFT INSTITUTIONS

     The OTS has extensive authority over the operations of thrift institutions. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal was as of January 12, 1998. Under agency scheduling guidelines, it is likely that another examination will be initiated within 18 months of the last exam. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All thrift institutions are subject to a semi-annual assessment, based upon the thrift institution's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the expense of examinations for the fiscal year ended September 30, 1998, was $25,000.

     The OTS also has extensive enforcement authority over all thrift institutions and their holding companies, including First Federal and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no thrift institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal thrift institutions are also generally authorized to branch nationwide. First Federal is in compliance with the noted restrictions.

     First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1998, First Federal's legal lending limit under this restriction was $788,000. First Federal is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. First Federal has adopted these OTS guidelines.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

     First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against thrift institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve bank and thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

REGULATORY CAPITAL REQUIREMENTS

     Federally insured thrift institutions, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such thrift institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1998, the Bank did not have any intangible assets.

     The OTS regulations establish special capitalization requirements for thrift institutions that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. First Federal was not subject to any such deduction at September 30, 1998.

     At September 30, 1998, First Federal had tangible capital of $5.3 million, or 6.43% of adjusted total assets, which is approximately $4.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a thrift institution must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1998, First Federal had no intangibles which were subject to these tests.

     At September 30, 1998, First Federal had core capital equal to $5.3 million, or 6.43% of adjusted total assets, which is $2.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires thrift institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a thrift institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1998, First Federal had no capital instruments that qualify as supplementary capital and $307,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at September 30, 1998.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     OTS regulations also require that every thrift institution with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a thrift institution, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which thrift institutions may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any thrift institution with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

     On September 30, 1998, First Federal had total capital of $5.6 million and risk-weighted assets of $65.3 million, or total capital of 8.5% of risk-weighted assets. This amount was $337,000 above the 8% requirement in effect on that date. First Federal has very recently initiated a strategy to profitably sell some of its 100% risk-weighted loans in order to increase its risk-weight capital ratio.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against thrift institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any thrift institution that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a thrift institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

     At September 30, 1998, First Federal fell within the regulatory definition of "adequately capitalized".

     Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Holding Company or First Federal may have a substantial adverse effect on the Company's operations and profitability.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

     OTS regulations impose various restrictions or requirements on associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally thrift institutions, such as First Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Company may pay dividends in accordance with this general authority.

     Thrift institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Thrift institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See " -- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a thrift institution may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Thrift institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A thrift institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     First Federal is not aware at this time of any restriction on a capital distribution and/or dividends that could be imposed upon it by the OTS or the FDIC.

LIQUIDITY

     All thrift institutions, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what First Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all thrift institutions. At the present time, the minimum regulatory liquid asset ratio is 4%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1998, First Federal was in compliance with both requirements, with an overall liquid asset ratio of 5.98% and a short-term liquid assets ratio of 5.98%.

ACCOUNTING

     An OTS policy statement applicable to all thrift institutions clarifies and re-emphasizes that the investment activities of a thrift institution must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans (i.e., whether held for investment, sale or trading) and securities (held-to-maturity available-for-sale or trading) with appropriate documentation. First Federal is in compliance with these amended rules.

     The OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

QUALIFIED THRIFT LENDER TEST

     All thrift institutions, including First Federal are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a thrift institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the thrift institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1998, First Federal met the test and has always met the test since its effectiveness.

     Any thrift institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a thrift institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Holding Company Regulation."

COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of First Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, First Federal may be required to devote additional funds for investment and lending in its local community.

     First Federal was examined for CRA compliance in 1998 and received a rating of satisfactory.

TRANSACTIONS WITH AFFILIATES

     Generally, transactions between a thrift institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include the Holding Company and any company which is under common control with First Federal. In addition, a thrift institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. First Federal's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of thrift institutions as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

HOLDING COMPANY REGULATION

     The Company is a unitary savings and loan holding company and can engage in any safe and sound business that is lawful to conduct, subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-thrift institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary thrift institution. Otherwise, the Company can engage in any safe and sound business, which is lawful to conduct for any type of business. The Company is exploring offering financial services through another subsidiary of the Holding Company.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another thrift institution as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than First Federal or any other SAIF-insured thrift institution) would become subject to such restrictions unless such other institutions each qualify as a QTL and were acquired in a supervisory acquisition.

     If First Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are much more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling thrift institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing thrift institution.

FEDERAL SECURITIES LAW

     The stock of the Holding Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     The Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW checking accounts). At September 30, 1998, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

     Thrift institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

     First Federal is a member of the FHLB of Dallas, which is one of 12 regional FHLBs, that administers the home financing credit function of thrift institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 1998, First Federal had $382,000 in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 5.64% and were 5.98% for fiscal year 1998.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled thrift institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

     For the year ended September 30, 1998, dividends paid by the FHLB of Dallas to First Federal totaled $38,428, which constitute a $12,662 decrease from the amount of dividends received in fiscal year 1997. The $38,000 dividend received for the year ended September 30, 1998 reflects an annualized rate of 5.98%, or 0.15% above the rate for fiscal 1997.

FEDERAL AND STATE TAXATION

     Thrift institutions such as First Federal that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method.

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the thrift institution over a period of years.

     In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including First Federal, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as First Federal must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company. At September 30, 1998, First Federal had approximately $343,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

     In addition to the regular income tax, corporations, including thrift institutions such as First Federal, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

     A portion of First Federal's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1998, the portion of First Federal's reserves subject to this treatment for tax purposes totaled approximately $478,000.

     The Company will file a consolidated federal income tax return with First Federal on a fiscal year basis using the accrual method of accounting.

     First Federal and its consolidated subsidiary have been audited by the IRS with respect to consolidated federal income tax returns through September 30, 1987. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. Management is not aware of any examination of issues related to still open returns (including returns of subsidiaries and predecessors of, or entities merged into, First Federal) which would result in a deficiency that could have a material adverse effect on the financial condition of the Company.

     Texas Taxation. The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax to which First Federal is subject.

     The tax is the higher of 0.25% of taxable capital (usually the amount of paid in capital plus retained earnings) or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers.

     Delaware Taxation. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the state of Delaware.

COMPETITION

     First Federal's deposits increased 25% in the fiscal year ending September 30, 1998, and its loan-to-deposit ratio was 97.9%, as of September 30, 1998; however, First Federal faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other thrift institutions, commercial banks and mortgage companies who also make loans located in First Federal's primary market area. First Federal competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of service it provides to borrowers.

     First Federal faces substantial competition in attracting deposits from other thrift institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of First Federal to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. First Federal competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours.

     New checking accounts have been introduced by First Federal. These accounts are targeted to those individuals age 50 or over ("Golden Eagle Account") and age 30 to 49 ("30 Something Account"), both of which include special benefits and planned trips along with its new north Bryan special "Working People's" checking account designed for the majority of the population who live or work in that area.

     First  Federal  considers  its  primary  market for  deposits  and  lending activities  to be the Bryan-  College  Station  area  (Brazos  County),  and the surrounding counties of Burleson, Grimes, Leon, Madison, Robertson and Washington county, Texas. This area may be characterized principally as a college community centered around Texas A&M University and the new George Bush Presidential Library. However, during 1995 through 1998, additional private businesses located to the area, thereby adding to the diversification of the local economy. A significant portion of the region's deposit base is comprised of depositors associated with Texas A&M University. At September 30, 1998 there was one local, community-owned thrift institution (First Federal), one state savings bank and seven commercial banks with retail offices in Bryan-College Station, Texas, where First Federal's principal offices and full-service branches are located.

EMPLOYEES

     At September 30, 1998, the Company had a total of 60 full-time and 15 part-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good, with a staff committed to the goals of the Company.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following information as to the business experience during the past five years is supplied with respect to each executive officer of the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

     Mary L. Hegar. Ms. Hegar joined First Federal in 1977 and became Assistant Secretary/Treasurer in 1987 and was promoted to Senior Vice President/Financial and Regulatory and Chief Financial Officer in January 1993. Ms. Hegar primarily coordinates the accounting functions of the Bank, monitors First Federal's investments and is responsible for regulatory reporting. Ms. Hegar is a member of the Asset/Liability and Personnel Committee.

ITEM 2.  DESCRIPTION OF PROPERTY

OFFICES

     First Federal owns the building and land for the Company's and its executive office at 2900 Texas Avenue, Bryan, Texas, which was built in 1956 and acquired by First Federal in 1978. This office now has 8,700 square feet and is situated on almost an acre of land with over 200 feet of frontage situated on the principal thoroughfare in Bryan-College Station. The depreciated net book value of this office and land (with recent parking lot improvements) was $426,000 at September 30, 1998. An expansion of 800 square feet was added in 1995, and additional drive-in facilities were added in 1994 and 1997. Additional land was acquired in fiscal 1998, located near First Federal's principal offices, to construct a new, larger drive-in facility when the need arises in the future.

     First Federal also opened and owns a branch office at 2202 Longmire in College Station in March of 1994, located adjacent to one of the key highway intersections in College Station. This office was renovated and expanded after its acquisition by First Federal from the FDIC. The office has approximately 2320 square feet and is situated on almost two acres of land, with adequate expansion space for the growth of the branch and the offices of First Federal's expanding Second Chance Auto Loan Program. The book value of this office and land was $311,000 at September 30, 1998.

     First Federal also acquired in fiscal 1998 approximately one acre of land at a key intersection of two major highways in north Bryan, as the site for its new north Bryan full-service branch. It opened in June 1998, with a special bank modular facility pending construction of the permanent facility, which is tentatively schedule to commence in early spring of 1999. First Federal is very pleased to date with the acceptance by the community of this new facility. This branch is intended to better serve the Hispanic and minority community, working class population and other residents in this part of the community not presently served by a nearby banking facility. Management believes its current check clearing capability can service these additional accounts. The book value of this office and land was $150,000 at September 30, 1998.

     The  Bank   maintains  a  database  of  depositor  and  borrower   customer
information. The net book value of the data processing and computer equipment and software utilized by the Bank at September 30, 1998 was $187,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Company believes that none of these lawsuits would, if adversely determined, have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Pages 51 and 52 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Pages 6 through 24 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     Pages 25 through 50 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

     There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held on February 18, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended September 30, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held on February 18, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held on February 18, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held on February 18, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)               EXHIBITS

                                                                             Reference to
                                                                             Prior Filing
                                                                             or Exhibit
  Regulation                                                                 Number
 S-B Exhibit                                                                 Attached
    Number                       Document                                      Hereto
 ------------   ---------------------------------                            ------------

      2         Plan of acquisition, reorganization, arrangement,            None
                liquidation or succession

      3(a)      Certificate of Incorporation                                   *

      3(b)      By-Laws                                                        *

      4         Instruments defining the rights of security                    *
                holders, including debentures

      9         Voting Trust Agreement                                       None

     10         Material contracts                                             *

     11         Statement re:  computation of per share earnings             Not required

     12         Statement re:  computation of ratios                         Not required

     13         Annual Report to Security Holders                              13

     16         Letter re:  change in certifying accountants                 None

     18         Letter re:  change in accounting principles                  None

     21         Subsidiaries of Registrant                                     21

     22         Published report regarding matters submitted                 None
                to vote of security holders

     23         Consents of Experts and Counsel                              Not required

     24         Power of Attorney                                            Not required

     27         Financial Data Schedule                                        27

     99         Additional Exhibits                                          None

---------------------
* Filed as exhibits to the Company's Form S-1 registration statement (File No. 333-28179) filed on May 30, 1997 pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(B)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE BRYAN-COLLEGE STATION
                                    FINANCIAL HOLDING COMPANY

Date:  December 28, 1998            By:   /s/ J. Stanley Stephen
      -----------------------           ---------------------------------
                                        J. Stanley Stephen, President and Chief
                                         Executive Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the dates indicated.

By:   /s/ Richard L. Peacock                By: /s/ J. Stanley Stephen
     ------------------------------            --------------------------------
     Richard L. Peacock                         J. Stanley Stephen, President
     Chairman of the Board                      and Chief Executive Officer
                                                (Principal Executive Officer)

Date: December 28, 1998                     Date: December 28, 1998
     ------------------------------               ---------------------------


By:   /s/ Ken L. Hayes                      By: /s/ Ernest A. Wentrcek
     ------------------------------            --------------------------------
     Ken L. Hayes, Director                     Ernest A. Wentrcek, Director and
                                                 Vice Chairman of the Board

Date: December 28, 1998                     Date: December 28, 1998
     ------------------------------               ---------------------------


By:   /s/ Charles Neelley                   By:   /s/ Jack W. Lester, Jr.
     ------------------------------              -------------------------------
     Charles Neelley                             Jack W. Lester, Jr. Director,
     Director, Secretary and Treasurer            Assistant Secretary-Treasurer
       of the Board of Directors                  of the Board of Directors

Date: December 28, 1998                     Date: December 28, 1998
      -----------------------------               ------------------------------

By:   /s/ George Koenig                     By: /s/ Roland Ruffino
     ------------------------------            --------------------------------
     George Koenig                             Roland Ruffino
     Director and Executive Vice               Director
      President

Date: December 28, 1998                     Date: December 28, 1998
     ------------------------------               ------------------------------



By:   /s/ Arthur Davila                     By: /s/ Robert H. Conaway
     ------------------------------            --------------------------------
     Arthur Davila                             Robert H. Conaway
     Director                                  Director

Date: December 28, 1998                     Date:  December 28, 1998
     ------------------------------                -----------------------------



By:   /s/ Joseph W. Krolczyk                By: /s/ Gary A. Snoe
     ------------------------------             --------------------------------
     Joseph W. Krolczyk                         Gary A. Snoe
     Director                                   Director

Date: December 28, 1998                     Date:  December 28, 1998
     -------------------------------               -----------------------------



By:   /s/ Mary Lynn Hegar
     ------------------------------
     Mary Lynn Hegar
     (Principal Financial and Accounting
      Officer)

Date: December 28, 1998
      ------------------------------