Form 10QSB
period 1998-12-31
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 1999-02-16
CIK 1030859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     (x) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998

     ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For   the   transition   period   from   -----------------------------   to
-------------------------------

Commission File Number: 0-23323

               THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation of organization)

                                   36-4153491
                      (I.R.S. employer identification no.)

               2900 Texas Avenue, Bryan, Texas             77802
     (Address of principal executive offices)           (Zip Code)

                                 (409) 779-2900
               (Registrants telephone number, including area code)

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

                             Yes x           No
                                ----           ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Shares Outstanding
                     Class                     as of February 10, 1999
                --------------                -------------------------
                 Common Stock                            389,436

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                  Bryan, Texas

                                   FORM 10-QSB

                      Three Months Ended December 31, 1998

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS                                              Page

     Consolidated Statements of Financial Condition.......................... 3

     Consolidated Statements of Income........................................4

     Consolidated Statements of Changes in Stockholders' Equity...............5

     Consolidated Statements of Cash Flows....................................6

     Notes to Consolidated Financial Statements.............................7-9


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................10-20


                           PART II - OTHER INFORMATION

Other Information............................................................21

Signatures...................................................................22



                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    December 31, 1998 and September 30, 1998
                                   (Unaudited)
                       In thousands, except per share data


                                                 December 31,      September 30,
                                                      1998              1998
                                                 ------------      -------------


ASSETS
Cash and due from banks                              $     1,584    $     1,435
Interest-bearing deposits
in other financial institutions                            4,250          3,892
                                                     -----------    -----------
     Total cash and cash equivalents                       5,834          5,327

Securities available for sale                                  -              5
Mortgage-backed securities
 held-to-maturity (fair value:
 December 1998 - $894; September 1998 - $945)                903            954
Loans held for sale                                          273            328
Loans receivable                                          72,164         71,666
Federal Home Loan Bank stock                                 388            382
Real estate owned and in judgment                            339            282
Premises and equipment                                     1,622          1,636
Accrued interest receivable                                  662            608
Other assets                                               1,775          1,446
                                                     -----------    -----------
                                                     $    83,960    $    82,634
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                        $    75,117    $    73,554
     Advance payments by borrowers
      for insurance and taxes                                238            863
     Advance from Federal Home Loan Bank                   1,000            800
     Debentures                                            3,629          3,629
     Accrued interest payable and other liabilities        1,098          1,045
                                                     -----------    -----------
                                                          81,082         79,891

     Minority Interest                                       873            873

Stockholders' equity
     Common  stock - par value  $.01 per  share;
      authorized  3,000,000  shares, issued 389,436
      at December 31, 1998 and 239,612 shares at
       December 31, 1997                                       4              4
     Additional paid-in capital                            1,849          1,849
     Retained earnings, substantially restricted             152             17
                                                     -----------    -----------
                                                           2,005          1,870
                                                     -----------    -----------

                                                     $    83,960    $    82,634
                                                     ===========    ===========


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       In thousands, except per share data


                                                  Three months ended
                                                     December  31,
                                                  1998           1997
                                                  ----           ----


Interest income
    Loans                                      $    1,878    $    1,608
    Mortgage-backed securities                         13            17
    Other                                              66            45
                                               ----------    ----------
       Total interest income                        1,957         1,670

Interest expense
    Deposits                                          861           693
    Other borrowings                                  109           116
                                               ----------    ----------
       Total interest expense                         970           809
                                               ----------    ----------


Net interest income                                   987           861

Provision for loan losses                              20            29
                                               ----------    ----------


Net interest income after provision for loan          967           832

Noninterest income
    Service charges                                   198           128
    Net gain on sale of loans and mortgage
      servicing rights                                139            35
    Other                                              63            30
                                               ----------    ----------
       Total noninterest income                       400           193

Noninterest expenses
    Compensation and benefits                         548           404
    Occupancy and equipment expense                   133            90
    Federal insurance premiums                         15             9
    Net (gain)/loss on real estate owned                -             7
    Professional fees                                  55            39
    Data processing                                    62            47
    Other                                             333           235
                                               ----------    ----------
       Total noninterest expenses                   1,146           831
                                               ----------    ----------


Income before income tax expense                      221           194

Income tax expense                                     86            66
                                               ----------    ----------

Net income                                            135           128

Preferred stock dividends                               -           (22)
                                               ----------    ----------
Net income available to shareholders           $      135    $      106
                                               ==========    ==========

Earnings per share:
    Basic and diluted                          $      .32    $     0.17
                                               ==========    ==========



                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           December 31, 1998 and 1997
                                   (Unaudited)
                       In thousands, except per share data


                                          Three months ended
                                             December 31,
                                        1998            1997
                                        ----            ----


Balance at beginning of period   $        1,870     $       4,834

Net income                                  135               128

Cash dividends paid                           -               (82)
                                 --------------     -------------

Balance at December 31,          $        2,005     $       4,880
                                 ==============     =============


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  In thousands


                                                           Three months ended
                                                               December 31,
                                                          1998           1997
                                                          ----           ----


Cash flows from operating activities
    Net income                                        $       135   $       128
    Adjustments to reconcile net income to net
      cash from operating activities

       Depreciation                                            61            51
       Amortization of premiums and discounts on
          mortgage-backed securities, net                       1             1
       Net change in loans held for sale                      165            75
       Amortization of deferred loan origination fees          12           (23)
       Net gains on sales of
          Mortgage loans                                     (110)          (18)
          Mortgage servicing rights                           (29)          (17)
       Provision for losses on loans
          and real estate owned                                20            29
       Federal Home Loan Bank stock dividend                   (6)          (13)
       Change in
          Accrued interest receivable                         (54)           11
          Other assets                                       (329)           95
          Accrued interest payable and
          other liabilities                                    51          (129)
                                                      -----------   -----------
              Net cash from operating activities              (83)          190

Cash flows from investing activities
    Net increase in loans receivable                         (583)         (309)
    Principal payments on mortgage-backed securities
      and collateralized mortgage obligations                  52            69
    Proceeds from maturity of securities                        5             -
    Proceeds from sale of mortgage servicing rights            29            17
    Investment in office properties and equipment, net        (47)          (74)
    Investment in real estate owned                            (4)           (3)
    Proceeds from sale of real estate owned                     -             4
                                                      -----------   -----------
      Net cash from investing activities                     (548)         (296)

Cash flows from financing activities
    Net increase in deposits                                1,563         3,526
    Net decrease in advance payments by
      borrowers for insurance and taxes                      (625)         (723)
    Net change in advances from Federal
      Home Loan Bank                                          200        (3,000)
    Dividends paid                                              -           (82)
                                                      -----------   -----------
       Net cash from financing activities                   1,138          (279)
                                                      -----------   -----------

Net change in cash and cash equivalents                       507          (385)

Cash and cash equivalents at beginning of period            5,327         4,431
                                                      -----------   -----------

Cash and cash equivalents at end of period            $     5,834   $     4,046
                                                      ===========   ===========

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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The
Bryan-College Station Financial Holding Company (the Company) and its wholly-owned subsidiary First Federal Savings Bank (the Bank), as of December 31, 1998 and September 30, 1998, and the results of its operations and cash flows for the three-month periods ended December 31, 1998 and 1997.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

The summary of changes in the allowance for loan losses is as follows:

                                                    Three months ended
                                                       December  31,
                                                      (In thousands)
                                                    1998          1997
                                                    ----          ----


         Balances, beginning of period            $     307    $     273
         Provision charged to operations                 20           29
         Charge-offs                                    (10)          (2)
         Recoveries                                       1            2
                                                  ---------    ---------

             Balances, end of period              $     318    $     302
                                                  =========    =========



       THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended December 31, 1998 and 1997
                                   (Unaudited)




NOTE 3 - CAPITAL REQUIREMENTS

     Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a reconciliation of the Bank's capital under generally accepted accounting principles (GAAP) to regulatory capital at December 31, 1998.

                                            Tangible        Core      Risk based
                                            Capital       Capital       Capital
                                          -----------   ----------    ----------
                                                        (In thousands)


       GAAP capital                       $    5,494    $    5,494    $    5,494

       General valuation allowances                -             -           318
                                          ----------    ----------    ----------

       Regulatory capital                      5,494         5,494         5,812

       Minimum capital requirement             3,324         1,246         5,342
                                          ----------    ----------    ----------

       Excess regulatory capital over
         minimum requirement              $    2,170    $    4,248    $      470
                                          ==========    ==========    ==========


NOTE 4 - EARNINGS PER COMMON SHARE

     Earnings per share is computed under the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which was adopted retroactively by the Company at the beginning of the fourth quarter of 1998. Amounts reported as Earnings Per Common Share for the two quarters ended December 31, 1998 and 1998 reflect the earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options. Earnings per share for the quarter ended December 31, 1997 has been restated to reflect the 2.5 exchange ratio of Bank stock for Company stock that occurred on April 1, 1998. In addition, earnings per share for both periods have been restated to reflect a 10% common stock dividend declared in January 1999. The weighted average shares outstanding used to calculated earnings per share were 428,380 and 637,974 for the quarters ended December 31, 1998 and 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Bryan-College Station Financial Holding Company (the "Holding Company"and, when referred to with its subsidiary, the "Company"), a Delaware corporation, was formed to act as the unitary thrift holding company for First Federal Savings Bank, Bryan, Texas ("First Federal" or the "Bank") by acquiring 100% of the stock of First Federal through the exchange of approximately 32% of First Federal common stock for Holding Company common stock and the purchase of approximately 68% of First Federal common stock for cash (the "Acquisition"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank outstanding upon completion of the Acquisition. The Acquisition was completed on April 1, 1998. All references to the Company, unless otherwise indicated, at or before April 1, 1998 refer to the Bank.

     First Federal's major goals are to provide high quality full-service retail banking on a profitable basis to its targeted "niche" of customers, the middle-class population, through its offices located in Bryan/College Station and its loan production offices located in its expanded trade area between Dallas, Houston and Austin, Texas. First Federal intends to continue to focus primarily on one-to four-family residential loans, direct and indirect consumer lending, including automobile loans and home improvement loans, construction loans, and commercial business loans, some of which are partially guaranteed by the U.S. Small Business Association ("SBA"). In addition, First Federal also seeks to continue improving its asset quality and minimizing to the extent possible, its vulnerability to changes in interest rates in order to maintain a reasonable spread between its average yield on loans and securities and its average cost of interest paid on deposits and borrowings.

     First Federal's net interest income has historically been dependent largely upon the difference ("spread") between the average yield earned primarily on loans, and to a lesser extent mortgage-backed securities and other securities ("interest-earning assets") and the average rate paid on savings and other deposits and borrowings ("interest-bearing liabilities"), as well as the relative amounts of such assets and liabilities. The interest rate spread between interest-earning assets and interest-bearing liabilities is impacted by several factors, including economic and competitive conditions that influence interest rates, loan demand, deposit flows, regulatory developments and the types of assets and liabilities on its balance sheet.

     Like all financial institutions, First Federal has always been subject to interest rate risk because its interest-bearing liabilities (primarily deposits) mature or reprice at different times, or on a different basis than its interest-earning assets (primarily loans). First Federal's net income is also affected by gains and losses on the sale of loans, loan servicing rights and investments, provisions expensed for loan and other losses on repossessed assets, service charge fees, loan servicing income, fees for other financial services rendered, operating expenses and income taxes. First Federal believes that building its earnings from net interest income and noninterest income, such as the profitable sale of long-term, fixed rate loans to the secondary market utilizing a fully-staffed residential loan department and SBA business loan staff, along with income from service charges and fees on checking accounts from its recent transition to full-service retail banking, while continuing to reduce operating expenses, can provide a stable foundation for successful operations. Noninterest income can provide an excellent source of secondary income through fees charged to customers for services rendered and the sale of loans, without requiring additional capital.

     During the past fiscal year, management has transitioned First Federal to prepare for future growth and in order to provide more convenient banking services to its customers, by (i) upgrading its tellers with more experienced, full-time professionals; (ii) opening a new full-service branch in north Bryan, adjacent to a key intersection between two major highways, in the heart of a large area where many of First Federal's targeted middle class customers live, and an area not presently served by a banking facility; (iii) doubling the size of its staff in its expanding Second Chance Auto Lending Program (which requires up to $6,000 of insurance per loan for losses due to the borrower's loan default); (iv) hiring new management and adding to the staff of its Residential Lending Department and providing this department with new and larger offices on the main east-west artery in College Station; (v) providing 24-hour telephone banking; (vi) addressing the challenges of the Year 2000 issue, with much time and expense, and (vii) increasing salaries to retain quality people on its staff. Management believes that this strategy will enable First Federal to enhance profitability in the future and meet the needs of its customers in a highly competitive market.

     First Federal's restructuring and expansion, as described above, in order to provide additional full-service banking and convenience to its customers, has caused an increase in First Federal's operating expense levels which, despite the recent increase in net interest income, resulted in First Federal's operating expenses exceeding its net interest income for the quarter ending December 31, 1998.

     Since 1991, First Federal has relied primarily on its noninterest income for net income. While First Federal's noninterest income has been a relatively steady source of income, it is highly dependent upon the ability of First Federal to originate loans and realize profits on the sale of these loans and related servicing rights to the secondary market and to increase its service charge and fee income from additional checking accounts resulting from its transition to full-service banking.

Financial Condition

     The Company's total assets increased by $1.4 million to $84.0 million at December 31, 1998 from $82.6 million at September 30, 1998. This increase consisted primarily of an increase in cash on hand, loans receivable and other assets.

     Net loans receivable (excluding loans held for sale) increased $498,000 to $72.2 million at December 31, 1998, compared to $71.7 million at September 30, 1998. During the three months ended December 31, 1998, the Company originated $6.4 million of mortgage loans, including $6.0 million secured by one- to four-family residential loans. Approximately $369,000 of these mortgage loans represented refinancings of existing loans. In addition, the Company originated $5.7 million in consumer loans, of which $2.9 million were 2nd chance auto loans and $2.3 million in commercial business loans.

     Deposits increased $1.5 million to $75.1 million at December 31, 1998, compared to $73.6 million at September 30, 1998, as a result of increased marketing of checking accounts. Other liabilities deceased $372,000 to $6.0 million at December 31, 1998, compared to $6.3 million at September 30, 1998, primarily as a result of the payment of escrowed funds in December, 1998 for property taxes related to loans held by the Bank, partially offset by an increase in advances from the Federal Home Loan Bank of Dallas.

     Stockholders' equity in the Company increased $135,000 to $2.0 million at December 31, 1998 from $1.9 million at September 30, 1998.

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

     In order to monitor and manage interest rate sensitivity and interest rate spread, First Federal created an Asset/Liability Committee ("ALCO"), composed of its President/Chief Executive Officer, Senior Vice President/Financial, Executive Vice President/Chief Financial Officer, Manager of Operations and one outside Director. The responsibilities of the ALCO are to assess First Federal's asset/liability mix and recommend strategies that will enhance income while managing First Federal's vulnerability to changes in interest rates.

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

     As part of this strategy, management continues to emphasize growth in noninterest-bearing deposits such as checking accounts or lower interest-bearing savings deposits by offering full service retail banking to its targeted customer base. In order to minimize the possible adverse impact that a rise in interest rates may have on net interest income, First Federal has developed several strategies to manage its interest rate risk. Primarily, First Federal is currently selling all newly-originated one- to four-family residential mortgage loans which are saleable in the secondary market--most of which are long-term fixed-rate loans. In addition, First Federal currently offers three-year fixed rate balloon loans and other adjustable rate loans, and has implemented an active, diversified short-term consumer lending program, giving First Federal an opportunity to reprice its loans on a more frequent basis.

Net Portfolio Value

     The OTS, First Federal's primary regulator has issued a proposed rule for the calculation of an interest rate risk component for institutions with a greater than "normal" (i.e., greater than 2%) level of interest rate risk exposure ("NPV"). The OTS has not yet implemented the capital deduction for interest rate risk. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

     It has been, and continues to be, an objective of First Federal's Board of Directors and management to manage interest rate risk. First Federal's asset/liability policy, established by the Board of Directors, dictates acceptable limits on the amount of change in NPV given certain changes in interest rates. See "-- Asset/Liability Management."

     Presented below, as of September 30, 1998, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, First Federal does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.

                                                             Acceptable Limits
  Change in                                                     Established by
  Interest Rate        Estimated     At September 30, 1998   Board of Directors
 (Basis Points)           NPV        $ Change     % Change        % Change
---------------        ---------     --------     --------  --------------------
                                (Dollars in Thousands)

     +400               $7,937         $ 73              1%             75%
     +300                8,068          204              3             (50)
     +200                8,099          235              3             (30)
     +100                7,998          134              2             (15)
        0                7,864          ---            ---             ---
     -100                7,872            8            ---             (15)
     -200                8,105          241              3             (30)
     -300                8,409          545              7             (50)
     -400                8,703          839             11             (75)

     Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 400 basis point change in interest rates,

First Federal would experience a 11% increase in NPV in a declining rate environment and a 1% decrease in a rising rate environment. As of September 30, 1998, an increase in interest rates of 200 basis points would have resulted in a 3% decrease in the present value of First Federal's assets, while a change in the interest rates of negative 200 basis points would have resulted in a 3% increase in the present value of First Federal's assets.

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

Non-Performing Assets and Loan Loss Provision

     The provision for loan losses is based on management's periodic review of the Company's loan portfolio which considers, among other factors, past actual loan loss experience, the general prevailing economic conditions, changes in the size, composition and risks inherent in the loan portfolio, independent third-party loan reviews, and specific borrower considerations such as the ability to repay the loan and the estimated value of the underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for estimated loan losses on loans. Such agencies may require the Company to provide additions to the allowance based upon judgments which differ from those of management.

     The Company recorded a provision for loan losses in the amount of $20,000 for the three months ending December 31, 1998, as compared to a $29,000 loan loss provision for the three months ending December 31, 1997. The increase in the provision for loan losses was largely a result of an increase in non-performing assets. This increase was partially offset by continued low levels of charge-offs relative to the allowance for loan losses and the use of credit-default insurance coverage for certain automobile loans to limit the Company's loan loss exposure. Total non-performing assets increased during the three month period ended December 31, 1998 to $2.1 million or 2.54% of total assets as compared to $1.2 million or 1.46% of total assets at September 30, 1998. Most of this increase in non-performing assets was attributable to several past-due residential mortgage loans, the unpaid principal balance of which is less than the appraised value.

Results of Operations

     The Company's results of operations are primarily dependent on its net interest income which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Interest income is a function of the average balances of interest-earning assets outstanding during the period and the average yields earned on such assets. Interest expense is a function of the average amount of interest-bearing liabilities outstanding during the period and the average rates paid on such liabilities. The Company also generates noninterest income, such as income from service charges and fees on checking accounts, loan servicing and other fees and charges and gains on sales of loans and servicing rights. The Company's net income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy and equipment expenses, and federal deposit insurance premiums.


Comparison of Three months ended December 31, 1998 to December 31, 1997

     The Company reported net income after taxes of $135,000 for the three months ended December 31, 1998, an increase of $7,000 as compared to $128,000 in net income reported for the three months ended December 31, 1997. The increase in net income, as discussed in more detail below, resulted primarily from a $287,000 increase in the Company's interest income and a $207,000 increase in noninterest income, partially offset by an $161,000 increase in expense on interest on its deposits and interest on its debentures and a $315,000 increase in noninterest expense.

     Net interest income increased $126,000 to $987,000 for the three-month period ended December 31, 1998 from $861,000 for the prior period in 1997. This increase primarily resulted from increases in the average balance and yield of the loan portfolio, offset in part by increases in the volume and cost of deposits and advances. In addition, the Holding Company issued 11 1/2% debentures due March 2003 ("Debentures") in April of 1998, resulting in an increased volume of notes payable. The average yield on loans increased as a result of an increase in the volume of insured consumer automobile loans and direct consumer loans which yield a higher rate than traditional mortgage loans. The average balance of loans also increased as a result of a concerted effort to increase the consumer loan portfolio through building relationships with auto dealerships and promoting the "Second Chance Auto Loan Program". These increases were partially offset by an increase in the cost of funds resulting from an increase in the average balance of deposits, increased rates paid on deposits in order to remain competitive and due to the Debentures. As a result of the above, for the three months ended December 31, 1998, the spread between the average yield on interest earning assets (loans and securities) and the average cost of funds increased to 5.58% at December 31, 1998 from 4.60% at December 31, 1997.

     Noninterest income increased $207,000 to $400,000 for the three months ended December 31, 1998 from $193,000 for the three months ended December 31, 1997. This increase can be attributed to a $70,000 increase in service charges on checking accounts, a $104,000 increase on net gain on sale of loans and mortgage servicing rights and a $33,000 increase in other noninterest income. The increase and the gain on the sale of loans was attributable to the sale of Second Chance Auto Loans.

     Noninterest expense increased $315,000 to $1.1 million for the three months ended December 31, 1998 from $831,000 for the three months ended December 31, 1997. Compensation and benefits increased $144,000 as a result of an increase in the number of employees due primarily to the opening of a new branch and increased expenses related to the expansion of the mortgage lending and second chance automobile lending departments. Occupancy expense increased $43,000 primarily as a result of the opening of the new North Bryan branch and the recently expanded mortgage lending offices in College Station. Other expense increased $98,000, which consisted of various items, including $33,000 of amortization of debt issue costs and organizational costs related to the formation of the Holding Company and payment of a Bank preferred stock dividend of $22,000. Various other expenses have also increased primarily as a result of the overall growth and increased loan production of the Company.

     Income tax expense was $86,000 for the three months ended December 31, 1998, as compared to $66,000 for the three months ended December 31, 1997. The period reflected a tax rate of 38.9% and 34.0% for December 31, 1998 and December 31, 1997, respectively.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, checking accounts, principal and interest payments on loans and mortgage related securities, proceeds from sales of long term, fixed-rate residential mortgage loans and other funds provided from operations. Additionally, the Company has borrowed funds from the FHLB of Dallas or utilize particular sources of funds based on need, comparative costs and availability at the time.

     While scheduled loan and mortgage-backed securities repayments, short-term investments, and FHLB borrowings are relatively stable sources of funds, deposit flows are unpredictable and are a function of external factors including competition, the general level of interest rates, general economic conditions and most recently, the restructuring occurring in the thrift institutions industry.

     The Company maintains investments in liquid assets based on management's assessment of cash needs, expected deposit flows, availability of advances from the FHLB, available yield on liquid assets (both short-term and long-term) and the objectives of its asset/liability management program. Several options are available to increase liquidity, including reducing loan originations, increasing deposit marketing activities, and increasing borrowings from the FHLB.

     At December 31, 1998, the Company had commitments to originate loans, including loans in process, totaling $2.1 million. The Company also had $1.6 million of outstanding unused lines of credit and $73,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. First Federal intends to expand its Second Chance Auto Loan Program with additional select automobile dealers throughout the State of Texas, retaining a portion of these loans for its own portfolio, and selling excess loan originations in order to maintain capital compliance and liquidity needs. The Company also has the ability, if needed, to borrow up to $28.4 million from the FHLB of Dallas for liquidity purposes. At December 31, 1998, the Company had $1.0 million in advances outstanding from the FHLB.

     Federal regulations require insured institutions to maintain minimum levels of liquid assets. As of December 31, 1998, the minimum regulatory liquidity requirement was 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. At December 31, 1998, First Federal's regulatory liquidity ratio was 7.96%. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses.

     At December 31, 1998 the Bank had Tier 1 (Core) Capital of $5.5 million, or 6.61% of total assets which was $2.2 million above the minimum capital requirement of $3.3 million or 4% of total assets.

     At December 31, 1998, the Bank had total risk based capital of $5.8 million and risk weighted assets of $66.8 million or total risk based capital of 8.70% of risk weighted assets. This amount was $470,000 above the minimum regulatory requirement of $5.3 million, or 8.0% of risk weighted assets.

Year 2000 Issue

     General. The year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Y2K project management awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to the data exchange and the potential impact of the Y2K issue on their customers, suppliers, and borrowers. These statements also require each federally regulated institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have assessed that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

     Risks. Like most financial service providers, the Company and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations, which rely on date field information such as interest, payment on due dates, and all operating functions, could generate results which are significantly misstated, and the Company could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

     State of Readiness. During October 1997, the Company formulated its plan to address the Y2K issue. Since that time, the Company has taken the following steps:

 o   Established senior management advisory and review responsibilities;
 o   Completed a company-wide inventory of applications and system software;
 o   Built an internal tracking database for applications and system software;
 o   Developed compliance plans and schedules for all lines of business;
 o   Completed a computer network, hardware, and software upgrade;
 o   Completed in-house testing of all systems;
 o   Obtained data processor vendor compliance certification;
 o   Completed data processor vendor testing;
 o Began awareness and educational activities for employees through existing internal communication channels; and
 o Developed a process to respond to customer inquiries as well as help educate customers on the Y2K issue.

     The following paragraphs summarize the phases of the Company's Y2K plan:

     Awareness Phase. The Company formally established a Y2K plan that is headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is substantially complete.

     Assessment Phase. The Company's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was conducted to quantify the extent of the Company's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, vendors, and utilities) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impacts and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K ready versions were not available, the Company began identifying functional replacements which were either upgradable or Y2K ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems. This phase is substantially complete.

     The  Company  will begin Y2K  discussions  with its larger  borrowers.  All credits greater than $50,000 will be evaluated for Y2K exposure by a relationship account officer using a questionnaire developed by the Company's credit administration staff. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk. During the course of these evaluations, Company personnel will meet individually with each of its larger borrowers to discuss and obtain information regarding each borrower's dependence on information technology and third party vendors and the nature of steps being taken by the borrowers to address their own Y2K issues.

     Renovation Phase. The Company's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K ready versions have been delivered and placed into production and have entered the validation process.

     Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date-sensitive data. The Company has substantially completed the validation testing of each mission critical system. The Company hired two outside firms to perform this phase. These firms tested independent of each other verifying the other's validation of all systems. During the validation testing process, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

     Implementation Phase. The Company's plan calls for placing Y2K ready code into production before having actually completed Y2K validation testing. Y2K ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems.

     Company Resources Invested. The Company's Y2K project team has been assigned the task of ensuring that all systems across the Company are identified, analyzed for Y2K compliance, corrected if necessary, tested, and have the changes into service by the end of the first quarter of 1999. The Y2K project team members represent all functional areas of the Company, including branches, data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. An assistant vice president who reports directly to a member of the Company's senior management heads the team. The Company's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives quarterly updates from, the Y2K team.

     The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project since commencement in October 1997 for the Company is estimated to be $250,000 of which $117,000 has been spent as of December 31, 1998. The Company does not expect significant increases in future data processing costs related to Y2K compliance.

     Contingency Plans. During the assessment phase, the Company began developing back-up or contingency plans for each of its mission critical systems. Virtually all of the Company's mission critical systems are dependent upon third party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a preselected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.

     The majority of the Company's mission critical system falls into the categories of its core- banking software and its proof of deposit system. The Company has received warranties from vendors to the effect that the proof of deposit and core-banking system is Y2K ready.

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

Safe Harbor Statement

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words believe, expect, intend, anticipate, estimate, project or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and could affect the Company's financial performance and cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

                                     THE BRYAN COLLEGE STATION FINANCIAL
                                     HOLDING COMPANY



   Date: February 16, 1999           /s/ J. Stanley Stephen
                                     -------------------------------------
                                     J. Stanley Stephen
                                     President and Chief Executive Officer




   Date: February 16, 1999          /s/ William Wantuck
                                    --------------------------------------
                                     William Wantuck
                                     Chief Financial Officer