Form 10QSB
period 1999-03-31
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 1999-05-17
CIK 1030859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X)    Quarterly Report pursuant to Section 13 or 15 (d) of
         the Securities Exchange Act of  1934

        For the quarterly period ended March 31, 1999

( )    Transition Report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of  1934

  For the transition period from -----------------to -------------------------

  Commission File Number: 0-23323

               THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                                    --------
        (State or other jurisdiction of incorporation of organization)

                                  36-4153491
                                  ----------
                      (I.R.S. employer identification no.)

        2900 TEXAS AVENUE,  BRYAN, TEXAS                       77802
        ------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

                                 (409) 779-2900
                                 --------------
               (Registrants telephone number, including area code)

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

No                                             Yes        X
   -----------                                     ------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Shares Outstanding
                  Class                   as of May 5, 1999
             ------------------           ------------------
               Common Stock                     428,409


     Transitional Small Business Disclosure Format (check one):

No        X                                    Yes
   -----------                                     ------------

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                  BRYAN, TEXAS

                                   FORM 10-QSB

                        THREE MONTHS ENDED MARCH 31, 1999

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
                                                                           Page

     Consolidated Statements of Financial Condition......................... 3

     Consolidated Statements of Income.......................................4

     Consolidated Statements of Changes in Stockholders' Equity..............5

     Consolidated Statements of Cash Flows...................................6

     Notes to Consolidated Financial Statements............................7-9


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................10-23


                           PART II - OTHER INFORMATION

Other Information...........................................................24

Signatures..................................................................26

Item 1.   Financial Statements



                                          THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                                     BRYAN/COLLEGE STATION, TEXAS
                         ----------------------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                March 31, 1999 and September 30, 1998
                                                            (Unaudited)
                                                In thousands, except per share data

                         -----------------------------------------------------------------------------------------------


                                                                                      March 31,     September 30,
                                                                                        1999            1998
                                                                                    -----------     --------------


ASSETS
Cash and due from banks                                                             $     1,825    $     1,435
Interest-bearing deposits in other financial institutions                                 2,863          3,892
                                                                                    -----------    -----------
     Total cash and cash equivalents                                                      4,688          5,327

Securities available-for-sale                                                                 5              5
Mortgage-backed securities held-to-maturity                                                 852            954
Loans held for sale                                                                         230            328
Loans receivable                                                                         72,358         71,666
Federal Home Loan Bank stock                                                                393            382
Mortgage servicing rights                                                                   298              -
Real estate owned and in judgment                                                           424            282
Premises and equipment                                                                    1,651          1,636
Accrued interest receivable                                                                 626            608
Other assets                                                                              2,099          1,446
                                                                                    -----------    -----------

                                                                                    $    83,624    $    82,634
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                       $    75,711    $    73,554
     Advance payments by borrowers for insurance and taxes                                  413            863
     Advances from Federal Home Loan Bank                                                     -            800
     Debentures                                                                           3,629          3,629
     Accrued interest payable and other liabilities                                         881          1,045
                                                                                    -----------    -----------
                                                                                         80,634         79,891

Minority interest                                                                           873            873

Stockholders' equity
     Common stock - par value $.01 per share;
       authorized 1,500,000 shares in 1999 and
       3,000,000 shares in 1998, issued 389,436 shares                                        4              4
     Additional paid-in capital                                                           1,849          1,849
     Retained earnings, substantially restricted                                            264             17
                                                                                    -----------    -----------
                                                                                          2,117          1,870
                                                                                    -----------    -----------

                                                                                    $    83,624    $    82,634
                                                                                    ===========    ===========


                                   THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                              BRYAN/COLLEGE STATION, TEXAS
               -------------------------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENTS OF INCOME For
                           the three months and six months ended March 31, 1999 and 1998
                                                     (Unaudited)
                                        In thousands, except per share data

               --------------------------------------------------------------------------------------------------


                                                                  Six Months Ended         Three Months Ended
                                                                      March 31,                 March 31,
                                                                1999           1998         1999         1998
                                                                ----           ----         ----         ----

Interest income
    Loans                                                     $    3,673   $    3,217   $    1,795   $    1,609
    Mortgage-backed securities                                        25           33           12           16
    Other                                                            107           84           41           39
                                                              ----------   ----------   ----------   ----------
       Total interest income                                       3,805        3,334        1,848        1,664

Interest expense
    Deposits                                                       1,624        1,412          763          719
    Other borrowings                                                 217          183          108           67
                                                              ----------   ----------   ----------   ----------
       Total interest expense                                      1,841        1,595          871          786
                                                              ----------   ----------   ----------   ----------

NET INTEREST INCOME                                                1,964        1,739          977          878

Provision for loan losses                                             50           29           30            -
                                                              ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                1,914        1,710          947          878

Noninterest income
    Service charges                                                  361          258          163          130
    Gain on sale of loans and mortgage servicing rights              351           79          212           44
    Other                                                            215           62          152           32
                                                              ----------   ----------   ----------   ----------
       Total noninterest income                                      927          399          527          206

Noninterest expense
    Compensation and benefits                                      1,143          862          595          458
    Occupancy and equipment expense                                  275          185          142           95
    Federal insurance premiums                                        32           18           17            9
    Net (gain) loss on real estate owned,
       including provision                                           146           13          146            6
    Professional fees                                                136           84           81           45
    Data processing                                                  125           95           63           48
    Office supplies                                                   71           55           37           30
    Telephone                                                         57           32           28           14
    Postage                                                           54           49           22           28
    Other                                                            451          299          213          128
                                                              ----------   ----------   ----------   ----------
       Total noninterest expense                                   2,490        1,692        1,344          861
                                                              ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE                                     351          417          130          223

Income tax expense                                                   104          142           18           76
                                                              ----------   ----------   ----------   ----------

NET INCOME                                                           247          275          112          147

Bank preferred stock dividends                                         -          (44)           -          (22)
                                                              ----------   ----------   ----------   ----------

NET INCOME AVAILABLE TO SHAREHOLDERS                          $      247   $      231   $      112   $      125
                                                              ==========   ==========   ==========   ==========
EARNINGS PER SHARE:
    BASIC                                                     $      .63   $       .39  $      .29   $      .21
                                                              ==========   ===========  ==========   ==========
    DILUTED                                                   $      .63   $       .38  $      .29   $      .21
                                                              ==========   ===========  ==========   ==========



                                   THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                              BRYAN/COLLEGE STATION, TEXAS
                    --------------------------------------------------------------------------------------------
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                March 31, 1999 and 1998
                                                     (Unaudited)
                                         In thousands, except per share data

                    --------------------------------------------------------------------------------------------



                                                               Six Months Ended           Three Months Ended
                                                                   March 31,                   March 31,
                                                             1999          1998           1999          1998
                                                             ----          ----           ----          ----


Balance at beginning of period                            $   1,870     $    4,834    $    2,005    $    4,880

Net income                                                      247            275           112           147

Cash dividends paid                                               -           (164)            -           (82)
                                                          ---------     ----------    ----------    ----------


Balance at end of period                                  $   2,117     $    4,945    $    2,117    $    4,945
                                                          =========     ==========    ==========    ==========




                                        THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                                   BRYAN/COLLEGE STATION, TEXAS
                         ------------------------------------------------------------------------------------------

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    For the three and six months ended March 31, 1999 and 1998
                                                        (Unaudited)
                                                       In thousands

                         ------------------------------------------------------------------------------------------

                                                                  Six Months Ended         Three Months Ended
                                                                      March 31,                 March 31,
                                                                 1999          1998         1999         1998
                                                                 ----          ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $     247    $     275    $     112     $    147
    Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation                                                  167           97          106           46
       Amortization of premiums and discounts on
         investment and mortgage-backed securities, net                3           (2)           2           (3)
       Net change in loans held for sale                             378           89          213           14
       Net change in mortgage servicing rights                      (298)           -         (298)           -
       Change in deferred loan origination fees                       32           30           20           53
       Net (gains) losses on sales of
          Mortgage loans                                            (280)         (31)        (170)         (13)
          Mortgage servicing rights                                  (71)         (48)         (42)         (31)
          Real estate owned                                            9            1            9            1
       Provision for losses on loans                                  50           29           30            -
       Federal Home Loan Bank stock dividend                         (11)         (27)          (5)         (14)
       Change in
          Accrued interest receivable                                (18)         (11)          36          (22)
          Other assets                                              (653)         (52)        (324)        (147)
          Accrued interest payable and other liabilities            (164)         (72)        (215)          57
                                                               ----------   ---------    ----------    --------
              Net cash provided by (used in) operating
                activities                                          (609)         278         (526)          88

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in loans receivable                              (1,109)      (1,847)        (526)      (1,538)
    Principal payments on mortgage-backed securities
      and collateralized mortgage obligations                         99          105           42           36
    Proceeds from sale of mortgage servicing rights                   71           48           42           31
    Investment in office properties and equipment, net              (182)        (379)        (135)        (305)
    Proceeds from sale of foreclosed real estate                     199           14          199           10
    Capital expenditures on foreclosed real estate                   (15)         (10)         (11)          (7)
                                                               ----------   ---------    ----------    --------
       Net cash used in investing activities                        (937)      (2,069)        (389)      (1,773)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                       2,157        7,699          594        4,173
    Net increase (decrease) in advance payments by
      borrowers for insurance and taxes                             (450)        (496)         175          227
    Net change in Federal Home Loan Bank advances                   (800)      (6,300)      (1,000)      (3,300)
    Dividends paid                                                     -         (164)           -          (82)
                                                               ---------    ---------    ---------     --------
       Net cash provided by (used in) financing activities           907          739         (231)       1,018
                                                               ---------    ---------    ----------    --------

Decrease in cash and cash equivalents                               (639)      (1,052)      (1,146)        (667)

Cash and cash equivalents at beginning of period                   5,327        4,431        5,834        4,046
                                                               ---------    ---------    ---------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   4,688    $   3,379    $   4,688     $  3,379
                                                               =========    =========    =========     ========


               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
--------------------------------------------------------------------------------


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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The Bryan-College Station Financial Holding Company (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank, Bryan/College Station, Texas (the "Bank") as of March 31, 1999 and September 30, 1998, and the results of its operations and cash flows for the three-month and six-month periods ended March 31, 1999 and 1998.

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


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

The summary of changes in the allowance for loan losses is as follows:

                                                          Six Months Ended
                                                              March 31,
                                                           (In thousands)
                                                          1999          1998
                                                      -----------    ----------

Balances, beginning of period                         $      307    $      273
Provision charged to operations                               50            29
Charge-offs                                                  (17)          (68)
Recoveries                                                     -             5
                                                      ----------    ----------

Balances, end of period                               $      340    $      239
                                                      ==========    ==========

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
--------------------------------------------------------------------------------

NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory requirements at March 31, 1999:
                                                  Core             Risk-Based
                                                 Capital             Capital
                                               ------------        ------------
                                                        (In thousands)

Regulatory capital                              $     5,702         $    6,042
Minimum capital requirement                           3,310              5,377
                                                -----------         ----------
Excess regulatory capital over
 minimum requirement                            $     2,392         $      665
                                                ===========         ==========


               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
--------------------------------------------------------------------------------
NOTE 4 - EARNINGS PER COMMON SHARE

Earnings per share is calculated under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which was adopted by the Bank in 1997. The amount reported as earnings per common share for the period reflects earnings available to common shareholders divided by the weighted average number of common shares outstanding. Earnings per share for the three months and six months ended March 31, 1998 have been restated to reflect the 2.5 exchange ratio of Company common stock for Bank common stock.

A reconciliation of the numerator and denominator of the earnings per common share computation for the periods ended March 31, 1999 and 1998 is presented below.

                                                              Six Months Ended           Three Months Ended
                                                                  March 31,                   March 31,
                                                            1999           1998           1999          1998
                                                            ----           ----           ----          ----
BASIC EPS COMPUTATION
Net income                                            $      247    $        275     $     112    $      147
Preferred stock dividends                                      -             (44)            -           (22)
                                                       ----------    ------------    ----------    ----------
   Income available to common shareholders                   247             231           112           125
                                                       ----------    ------------    ----------    ----------
Common shares outstanding                                389,436         599,030       389,436       599,030
                                                       ----------    ------------    ----------    ---------
Basic EPS                                             $      .63    $       .39      $     .29     $     .21
                                                      ===========    ===========     ==========     =========

                              THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                         BRYAN/COLLEGE STATION, TEXAS
          --------------------------------------------------------------------------------

NOTE 4 - EARNINGS PER COMMON SHARE (Continued)


DILUTED EPS COMPUTATION
Income available to common shareholders               $        247    $        231   $        112   $        125
                                                      ------------    ------------   ------------   ------------

Weighted average common shares                             389,436         599,030        389,436        599,030
Effect of stock options                                          -           5,538              -          5,538
                                                      ------------    ------------   ------------   ------------
  Total shares                                             389,436         604,568        389,436        604,568

Diluted EPS                                           $        .63    $       .38    $        .29   $        .21
                                                      ============    ===========    ============   ============


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

     During the past fiscal year, management has transitioned First Federal to prepare for future growth and in order to provide more convenient banking services to its customers, by (i) upgrading its tellers with more experienced, full-time professionals; (ii) opening a new full-service branch in north Bryan, adjacent to a key intersection between two major highways, in the heart of a large area where many of First Federal's targeted middle class customers live, and an area not presently served by a banking facility; (iii) doubling the size of its staff in its expanding Second Chance Auto Lending Program (which requires for each loan up to $6,000 of insurance per loan for losses due to the borrower's loan default); (iv) hiring new management and adding to the staff of its Residential Lending Department and providing this department with new and larger offices on the main east-west artery in College Station; (v) providing 24- hour telephone banking; (vi) addressing the challenges of the Year 2000 issue, with much time and expense, and (vii) increasing salaries to retain quality people on its staff. Management believes that this strategy will enable First Federal to enhance profitability in the future and meet the needs of its customers in a highly competitive market.

     First Federal's restructuring and expansion, as described above, in order to provide additional full-service banking and convenience to its customers, has caused an increase in First Federal's operating expense levels which, despite the recent increase in net interest income, resulted in First Federal's operating expenses exceeding its net interest income for the quarter ending March 31, 1999.

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

FINANCIAL CONDITION

     The Company's total assets increased by $1.0 million to $83.6 million at March 31, 1999 from $82.6 million at September 30, 1998. This increase consisted primarily of an increase in loans receivable.

     Net loans receivable (excluding loans held for sale) increased $692,000 to $72.4 million at March 31, 1999, compared to $71.7 million at September 30, 1998, despite the sale of $3.0 million in loan participations during this same period of time. During the three months ended March 31, 1999, the Company originated $8.5 million of mortgage loans, including $7.6 million secured by one- to four-family residential loans. In addition, the Company originated $7.2 million in consumer loans, of which $2.6 million were Second Chance Auto loans and $2.3 million in commercial business loans.

     Deposits increased $2.1 million to $75.7 million at March 31, 1999, compared to $73.6 million at September 30, 1998, as a result of increased marketing of checking accounts. Other liabilities decreased $1.4 million to $4.9 million at March 31, 1999, compared to $6.3 million at September 30, 1998, primarily as a result of the payment of escrowed funds in December, 1998 for property taxes related to loans held by the Bank and a decrease in advances from the Federal Home Loan Bank of Dallas.

     Stockholders' equity in the Company increased $247,000 to $2.1 million at March 31, 1999 from $1.9 million at September 30, 1998 due to the net income earned.

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

     In order to monitor and manage interest rate sensitivity and interest rate spread, First Federal created an Asset/Liability Committee ("ALCO"), composed of its President/Chief Executive Officer, Executive Vice President/CFO, Senior Vice President/Financial and four outside Directors. The responsibilities of the ALCO are to assess First Federal's asset/liability mix and recommend strategies that will enhance income while managing First Federal's vulnerability to changes in interest rates.

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

     Presented below, as of December 31, 1998, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, First Federal does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.

                                                      Acceptable
                                                        Limits
                                                      Established
    Change in                     At December 31,     by Board of
  Interest Rate      Estimated         1998             Directors
  (Basis Points)       NPV       $ Change  % Change     % Change
                     (Dollars in Thousands)

      +400          $8,088          -126      -2%         75%
      +300           8,276            62       1         (50)
      +200           8,370           156       2         (30)
      +100           8,341           127       2         (15)
         0           8,214           ---     ---         ---
      -100           8,160           -54      -1         (15)
      -200           8,297            83       1         (30)
      -300           8,597           534       5         (50)
      -400           8,748           839       7         (75)


     Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 400 basis point change in interest rates, First Federal would experience a 7% increase in NPV in a declining rate environment and a 2% decrease in a rising rate environment. As of December 31, 1998, an increase in interest rates of 200 basis points would have resulted in a 2% increase in the present value of First Federal's assets, while a change in the interest rates of negative 200 basis points would have resulted in a 1% increase in the present value of First Federal's assets.

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

     The Company recorded a provision for loan losses in the amount of $30,000 for the three months ending March 31, 1999. There was no provision for loan losses for the period ending March 31, 1998. The increase in the provision for loan losses was largely a result of an increase in non-performing assets. This increase was partially offset by continued low levels of charge-offs relative to the allowance for loan losses and the use of credit-default insurance coverage for certain automobile loans to limit the Company's loan loss exposure. Total non-performing assets increased during the three month period ended March 31, 1999 to $2.2 million or 2.69% of total assets as compared to $1.2 million or 1.46% of total assets at September 30, 1998. Most of this increase in non-performing assets was attributable to several past-due residential mortgage loans, the unpaid principal balance of which is less than the current appraised value.

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

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1999 TO MARCH 31, 1998

     The Company reported net income after taxes of $247,000 for the six months ended March 31, 1999, a decrease of $28,000 as compared to $275,000 in net income reported for the six months ended March 31, 1998. The decrease in earnings, as discussed in more detail below, resulted primarily from a $246,000 increase in the Company's interest expense, which included $208,000 additional interest expense on the Company's debentures due March 2003 and issued on April 1, 1998 (the "Debentures"), and a $798,000 increase in noninterest expense, partially offset by an increase of $471,000 in interest income and an increase of $528,000 in noninterest income.

     Net interest income increased $225,000 to $2.0 million for the six month period ended March 31, 1999 from $1.6 million for the prior period in 1998. This increase was attributable primarily to an increase in interest earned on loans receivable, primarily as a result of an increase in the average balance of the loan portfolio partially offset by increased deposit costs and interest expense paid on the Debentures. For the six months ended March 31, 1999, the spread between the average yield on interest earning assets and the average cost of funds increased to 5.87% at March 31, 1999 from 4.82% at March 31, 1998.

     Noninterest income increased $528,000 to $927,000 for the six months ended March 31, 1999 from $399,000 for the six months ended March 31, 1998. This increase can be attributed to a $103,000 increase in service charges on checking accounts, a $272,000 increase in net gain on sale of loans and mortgage servicing rights and a $153,000 increase in other noninterest income. The increase in noninterest income was primarily a result of recognizing excess auto dealer reserves due to the repayment of auto loan balances and the receipt of after tax casualty loss for hail damage to the Bank's office premises and bank owned vehicles.

     Noninterest expense increased $798,000 to $2.5 million for the six months ended March 31, 1999 from $1.7 million for the six months ended March 31, 1998. Compensation and benefits increased $281,000 as a result of an increase in the number of employees due primarily to the opening of a new branch and increased expenses related to the expansion of the mortgage lending and second chance automobile lending departments. Occupancy and equipment expense increased $90,000 as a result of the opening of the new North Bryan branch and the recently expanded mortgage lending offices in College Station. Net (gain) loss on real estate owned, including provision increased $133,000 due to a provision of $129,000 for repossessed assets. Other expenses increased $152,000, which consisted of various items, including $66,000 of amortization of debt issue costs and organizational costs related to the formation of the Holding Company and payment of a Bank preferred stock dividend of $44,000. Various other expenses have also increased primarily as a result of the overall growth and increased loan production of the Company.

     Income tax expense decreased $ 38,000 to $104,000 for the six months ended March 31, 1999 from $142,000 for the six month ended March 31, 1998. The period reflected tax rates of 29.6% and 34.1% for March 31, 1999 and March 31, 1998, respectively.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO MARCH 31, 1998

     The Company reported net income after taxes of $112,000 for the three months ended March 31, 1999, a decrease of $35,000 as compared to $147,000 in net income reported for the three months ended March 31, 1998. The decrease in net income, as discussed in more detail below, resulted primarily from a $85,000 increase in the Company's interest expense on its deposits and interest on its Debentures and a $483,000 increase in noninterest expense. This was partially offset by an $184,000 increase in interest income and a $321,000 increase in noninterest income.

     Net interest income increased $99,000 to $977,000 for the three-month period ended March 31, 1999 from $878,000 for the prior period in 1998. This increase primarily resulted from increases in the average balance and yield of the loan portfolio, offset in part by increases in the average balance and cost of deposits and advances. In addition, the Holding Company issued the Debentures in April of 1998, resulting in increased borrowing costs. The average yield on loans increased as a result of an increase in the volume of insured consumer automobile loans and direct consumer loans which yield a higher rate than traditional mortgage loans. The average balance of loans also increased as a result of a concerted effort to increase the consumer loan portfolio through building relationships with auto dealerships and promoting the credit-default insured "Second Chance Auto Loan Program". These increases were partially offset by an increase in the cost of funds resulting from an increase in the average balance of deposits and payment of interest on the Company's Debentures. The spread between the average yield on interest earning assets (loans and securities) and the average cost of funds increased to 5.87% at March 31, 1999 from 4.82% at March 31, 1998.

     Noninterest income increased $321,000 to $527,000 for the three months ended March 31, 1999 from $206,000 for the three months ended March 31, 1998. This increase can be attributed to a $33,000 increase in service charges on checking accounts, a $168,000 increase on net gain on sale of loans and mortgage servicing rights, which was primarily attributable to the sale of participations in Second Chance Auto Loans, and a $120,000 increase as a result of recognizing excess auto dealer reserves due to the repayment of auto loan balances and the receipt of after tax casualty loss for hail damage to the Bank's office premises and bank owned vehicles.

     Noninterest expense increased $483,000 to $1.3 million for the three months ended March 31, 1999 from $861,000 for the three months ended March 31, 1998. Compensation and benefits increased $137,000 as a result of an increase in the number of employees due primarily to the opening of a new branch and increased expenses related to the expansion of the mortgage lending and second chance automobile lending departments. Occupancy expense increased $47,000 primarily as a result of the opening of the new North Bryan branch and the recently expanded mortgage lending offices in College Station. Net (gain) losses in repossessed assets, including provision, increased $140,000 due to a provision of $129,000 for repossessed assets. Other expense increased $85,000, which consisted of various items, including $33,000 of amortization of debenture issue costs and organizational costs related to the formation of the Holding Company and payment of a Bank preferred stock dividend of $22,000. Various other expenses have also increased primarily as a result of the overall growth and increased loan production of the Company.

     Income tax expense was $18,000 for the three months ended March 31, 1999, as compared to $76,000 for the three months ended March 31, 1998. The period reflected a tax rate of 13.8% and 34.1% for March 31, 1999 and March 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, checking accounts, principal and interest payments on loans and mortgage related securities, proceeds from sales of long term, fixed-rate residential mortgage loans and other funds provided from operations. Additionally, the Company in the past, has borrowed funds from the FHLB of Dallas or utilized particular sources of funds based on need, comparative costs and availability at the time.

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

     At March 31, 1999, the Company had commitments to originate loans, including loans in process, totaling $7.9 million. The Company also had $1.5 million of outstanding unused lines of credit and $50,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. First Federal intends to expand its credit-default insured Second Chance Auto Loan Program with additional select automobile dealers throughout the State of Texas, retaining a portion of these loans for its own portfolio, and selling loan participations in order to maintain capital compliance and liquidity needs. The Company also has the ability, if needed, to borrow up to $20.3 million from the FHLB of Dallas for liquidity purposes. At March 31, 1999, the Company had no advances outstanding from the FHLB.

     Federal regulations require insured institutions to maintain minimum levels of liquid assets. As of December 31, 1998, the minimum regulatory liquidity requirement was 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. At March 31, 1999, First Federal's regulatory liquidity ratio was 7.46%. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses.

     At March 31, 1999 the Bank had Tier 1 (Core) Capital of $5.7 million, or 6.89% of total assets which was $2.4 million above the minimum capital requirement of $3.3 million or 4% of total assets.

     At March 31, 1999, the Bank had total risk based capital of $6.0 million and risk weighted assets of $67.2 million or total risk based capital of 8.99% of risk weighted assets. This amount was $665,000 above the minimum regulatory requirement of $5.4 million, or 8.0% of risk weighted assets.

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

     STATE OF READINESS. In October 1997, the Company formulated its plan to address the Y2K issue. Since that time, the Company has taken the following steps:

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

     The Company has begun Y2K discussions with its larger borrowers. All credits greater than $50,000 are being evaluated for Y2K exposure by a relationship account officer using a questionnaire developed by the Company's credit administration staff. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk. During the course of these evaluations, Company personnel are meeting individually with each of its larger borrowers to discuss and obtain information regarding each borrower's dependence on information technology and third party vendors and the nature of steps being taken by the borrowers to address their own Y2K issues.

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

     The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project since commencement in October 1997 for the Company is estimated to be $250,000 of which $139,000 has been spent as of March 31, 1999. The Company does not expect significant increases in future data processing costs related to Y2K compliance.

     CONTINGENCY PLANS. During the assessment phase, the Company began developing back-up or contingency plans for each of its mission critical systems. Virtually all of the Company's mission critical systems are dependent upon third party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.

     The majority of the Company's mission critical system falls into the categories of its core-banking software and its proof of deposit system. The Company has received warranties from vendors to the effect that the proof of deposit and core-banking system is Y2K ready.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in 1997 by the Financial Accounting Standards Board. This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for periods beginning after December 15, 1997. Management does not believe that the provisions of this Statement are applicable to the Bank, since substantially all of the Bank's operations are banking activities.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), issued in June 1998, must be adopted as of January 1, 2000. This Statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of the Statement, all derivatives must be recognized at fair value as either assets or liabilities in the statement of financial position. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this Statement to financial statements of prior periods is not permitted. Management anticipates the adoption of SFAS No. 133 will not have a material impact on the financial condition or operations of the Bank.

     Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with Statement of Financial Accounting Standards No. 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS 134 was effective on January 1, 1999 and did not have a significant impact on the Company's financial statements, as the Company currently does not securitize loans.

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

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On  February  18,  1999  the  Company  held  its  Annual   Meeting  of
          Stockholders.

     (b)  Stockholders voted on the following  matters:

          (i) The election of the following directors of the Company:

                                                       VOTE
            VOTES                   FOR              WITHHELD
            -----                   ---              --------


            Robert H. Conaway       328,463               0
            Ken L. Hayes            326,463           2,000
            George Koenig           326,263           2,200
            Joseph W. Krolczyk      326,333           2,130
            Jack W. Lester, Jr.     327,463           1,000
            Charles Neelley         328,463               0
            Richard L. Peacock      323,756           4,707
            Roland Ruffino          328,363             100
            Gary A. Snoe            328,433              30
            J. Stanley Stephen      327,433           1,030
            Earnest A. Wentrcek     323,756           4,707

          (ii) The ratification of the adoption of the Company's 1998 Stock Option and Incentive Plan:

            VOTES             FOR               AGAINST   ABSTAIN
            -----             ---               -------   -------
                          287,654               33,146      7,663

          (iii) The approval of a proposal to decrease the number of shares of authorized common stock, par value $.01 per share from 3,000,000 to 1,500,000 by amending the Fourth Article of the Company's Certificate of Incorporation:

                  VOTES         FOR       AGAINST   ABSTAIN
                  -----         ---       -------   -------
                              322,316     1,625       4,522

          (iv) The approval of a proposal that would limit the voting rights of any stockholder who benefically owns in excess of 10% of the then outstanding shares of the Company's common stock from voting any shares held in excess of 10% by amending the Fourth Article of the Company's Certificate of Incorporation:

                  VOTES        FOR        AGAINST   ABSTAIN
                  -----        ---        -------   -------
                              315,158     11,045      2,260

          (v) The approval of a proposal requiring that the affirmative vote of at least 80% of the shares entitled to vote approve any future change to proposal IV, if approved, by amending the Thirteenth Article of the Company's Certificate of Incorporation:

                  VOTES        FOR        AGAINST   ABSTAIN
                  -----        ---        -------   -------
                              319,381     17,502      2,230

          (vi) The ratification of the appointment of Crowe, Chizek and Company LLP as auditors of the Company for the fiscal year ending September 30, 1999:

                  VOTES        FOR        AGAINST   ABSTAIN
                  -----        ---        -------   -------
                              325,190     133         3,140

ITEM 5.    OTHER INFORMATION

      None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed herewith:

          1.   Exhibit  3(i):   Certificate   of  Amendment  of  Certificate  of
               Incorporation
          2.   Exhibit 27: Financial Data Schedule


      (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE BRYAN COLLEGE STATION FINANCIAL
                                    HOLDING COMPANY


Date:  May 14, 1999                 /s/ J. Stanley Stephen
     ---------------------          --------------------------------------
                                    J. Stanley Stephen
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)





Date:  May 14, 1999                 /s/ William Wantuck
     ---------------------          ----------------------------------------
                                    William Wantuck
                                    Chief Financial Officer
                                    (Principal Financial Officer)