Form 10QSB
period 1999-06-30
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 1999-08-16
CIK 1030859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


(x) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly  period ended June 30, 1999

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For   the    transition    period    from    -----------------------------    to

------------------------------

Commission File Number: 0-23323

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                          ---------------------------
         (State or other jurisdiction of incorporation of organization)

                                   36-4153491
                            ------------------------
                      (I.R.S. employer identification no.)


2900 Texas Avenue, Bryan, Texas                                      77802
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (409) 779-2900
             -------------------------------------------------------
               (Registrants telephone number, including area code)

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

No                              Yes    x
   -----------                      ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Shares Outstanding
                     Class                  as of August 10, 1999
         -------------------------------    ---------------------
                 Common Stock                    428,409


Transitional Small Business Disclosure Format (Check One):

No    x                         Yes
  ----------                        ---------

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                  Bryan, Texas

                                   FORM 10-QSB

                         Three Months Ended June 30, 1999

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
                                                                            Page

     Consolidated Statements of Financial Condition........................... 3

     Consolidated Statements of Income........................................ 4

     Consolidated Statements of Changes in Stockholders' Equity............... 5

     Consolidated Statements of Cash Flows.................................... 6

     Notes to Consolidated Financial Statements..............................7-9


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS......................................................10-22


                           PART II - OTHER INFORMATION

Other Information.............................................................23

Signatures....................................................................24

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      June 30, 1999 and September 30, 1998
                                   (Unaudited)
                       In thousands, except per share data

---------------------------------------------------------------------------------------

                                                           June 30,       September 30,
                                                             1999             1998
                                                          ---------       -------------

ASSETS
Cash and due from banks ....................................   $ 1,869       $ 1,435
Interest-bearing deposits in other financial institutions ..     2,231         3,892
                                                               -------         -------
    Total cash and cash equivalents ........................     4,100         5,327

Securities available-for-sale ..............................         5             5
Mortgage-backed securities held-to-maturity ................       804           954
Loans held for sale ........................................     4,170           328
Loans receivable ...........................................    68,925        71,666
Federal Home Loan Bank stock ...............................       398           382
Mortgage servicing rights ..................................       261            --
Real estate owned and in judgment ..........................       378           282
Premises and equipment .....................................     1,693         1,636
Accrued interest receivable ................................       657           608
Other assets ...............................................     2,088         1,446
                                                               -------       -------

                                                               $83,479       $82,634
                                                               =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits ...............................................   $73,869       $73,554
    Advance payments by borrowers for insurance and taxes ..       623           863
    Advances from Federal Home Loan Bank ...................     1,000           800
    Debentures .............................................     3,629         3,629
    Accrued interest payable and other liabilities .........     1,320         1,045
                                                               -------       -------
                                                                80,441        79,891

Minority interest ..........................................       873           873

Stockholders' equity
    Common stock - par value $.01 per share;
      authorized 1,500,000 shares in 1999 and
      3,000,000 shares in 1998, issued 428,409 shares ......         4             4
    Additional paid-in capital .............................     1,849         1,849
    Retained earnings, substantially restricted ............       312            17
                                                               -------       -------
                                                                 2,165         1,870
                                                               -------       -------

                                                               $83,479       $82,634
                                                               =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                 CONSOLIDATED STATEMENTS OF INCOME For the three
               months and nine months ended June 30, 1999 and 1998
                                   (Unaudited)
                       In thousands, except per share data

-------------------------------------------------------------------------------------------------------

                                                           Nine Months Ended         Three Months Ended
                                                                June 30,                  June 30,
                                                           1999         1998         1999          1998
                                                           ----         ----         ----          ----

Interest income
   Loans .............................................   $ 5,508      $ 4,903      $ 1,835      $ 1,686
   Mortgage-backed securities ........................        37           48           12           15
   Other .............................................       139          117           32           33
                                                         -------      -------      -------       -------
      Total interest income ..........................     5,684        5,068        1,879        1,734

Interest expense
   Deposits ..........................................     2,378        2,173          754          761
   Other borrowings ..................................       324          311          107          128
                                                         -------      -------      -------      -------
      Total interest expense .........................     2,702        2,484          861          889
                                                         -------      -------      -------      -------


Net interest income ..................................     2,982        2,584        1,018          845

Provision for loan losses ............................        74           79           24           50
                                                         -------      -------      -------      -------


Net interest income after provision for loan losses ..     2,908        2,505          994          795

Noninterest income
   Service charges ...................................       565          429          204          171
   Gain on sale of loans and mortgage servicing
     rights...........................................       447          135           96           56
   Other .............................................       264           82           49           20
                                                         -------      -------      -------      -------
   Total noninterest income ..........................     1,276          646          349          247

Noninterest expense
   Compensation and benefits .........................     1,737        1,376          594          514
   Occupancy and equipment expense ...................       406          303          131          118
   Federal insurance premiums ........................        48           28           16           10
   Net (gain) loss on real estate owned,
      including provision ............................       148           13            2           --
   Professional fees .................................       227          136           91           52
   Data processing ...................................       190          143           65           48
   Office supplies ...................................       108           82           37           27
   Telephone .........................................        89           53           32           21
   Postage ...........................................        80           74           26           25
   Other .............................................       712          558          261          259
                                                         -------      -------      -------      -------
      Total noninterest expense ......................     3,745        2,766        1,255        1,074
                                                         -------      -------      -------      -------


Income before income tax expense .....................       439          385           88          (32)

Income tax expense ...................................       144          131           40          (11)
                                                         -------      -------      -------      -------


Net income ...........................................   $   295      $   210      $    48      $   (21)
                                                         =======      =======      =======      =======

Earnings per share:
   Basic .............................................   $   .69      $   .36      $   .11      $  (.03)
                                                         =======      =======      =======      =======
   Diluted ...........................................   $   .69      $   .36      $   .11      $  (.03)
                                                         =======      =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             June 30, 1999 and 1998
                                   (Unaudited)
                       In thousands, except per share data

-------------------------------------------------------------------------------------------

                                                  Nine Months Ended     Three Months Ended
                                                      June 30,               June 30,
                                                  ------------------    -------------------
                                                  1999       1998        1999        1998
                                                  ----       ----        ----        ----


Balance at beginning of period                 $  1,870    $  4,834    $  2,117   $   4,945

Net income                                          295         254          48
(21)

Issuance 0f 200,000 shares common stock              --       2,000          --       2,000

Purchase of Bank common stock                        --      (3,943)         --      (3,943)

Minority interest                                    --        (872)         --        (872)

Stock issue costs                                    --        (276)         --        (276)

Cash dividends paid                                  --        (164)         --          --
                                               --------    --------    --------    --------


Balance at end of period                       $  2,165    $  1,833    $  2,165    $  1,833
                                               ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
               CONSOLIDATED STATEMENTS OF CASH FLOWS For the three
                  and nine months ended June 30, 1999 and 1998
                                   (Unaudited)
                                  In thousands

----------------------------------------------------------------------------------------------------------
                                                              Nine Months Ended         Three Months Ended
                                                                 June 30,                   June 30,
                                                            -------------------        -------------------
                                                            1999           1998         1999          1998
                                                            ----           ----         ----          ----

Cash flows from operating activities
   Net income                                          $   295            $   254       $   48      $  (21)
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation                                         250                190           83          93
      Amortization of premiums and discounts on
        investment and mortgage-backed securities, net       4                 --            1          --
Net change in loans held for sale                       (3,506)              (129)      (3,884)       (218)
      Net change in mortgage servicing rights             (261)                --           37          --
      Change in deferred loan origination fees              39                (31)           7         (59)
      Net (gains) losses on sales of
         Mortgage loans and servicing rights              (447)              (135)         (96)        (56)
         Real estate owned                                  (1)                (4)         (10)         (5)
      Provision for losses on loans                         74                 79           24          50
      Federal Home Loan Bank stock dividend                (16)               (33)          (5)         (6)
      Change in
         Accrued interest receivable                       (49)               (67)         (31)         (4)
         Other assets                                     (642)                --           11          --
         Accrued interest payable and other
           liabilities                                     275               (153)         439         (81)
                                                      --------             ------       ------      ------

           Net cash provided by (used in) operating
             activities                                 (3,985)               (29)      (3,376)       (307)

Cash flows from investing activities
   Net (increase) decrease in loans receivable           2,352             (2,496)       3,461        (649)
   Principal payments on mortgage-backed securities
     and collateralized mortgage obligations               146                140           47          35
   Proceeds from sale of mortgage servicing rights         111                 74           40          26
   Redemption of FHLB Stock                                 --                552           --         552
   Investment in office properties and equipment,
     net                                                  (307)              (710)        (125)       (331)
   Proceeds from sale of foreclosed real estate            205                 18            6           4
   Capital expenditures on foreclosed real estate          (24)               (10)          (9)         --
                                                      --------            -------    ---------     -------
      Net cash used in investing activities              2,483             (2,432)       3,420        (363)

Cash flows from financing activities
   Net increase in deposits                                315             10,312       (1,842)      2,613
   Net increase (decrease) in advance payments by
     borrowers for insurance and taxes                    (240)              (191)         210         305
   Net change in Federal Home Loan Bank advances           200             (8,000)       1,000      (1,700)
   Issuance of common stock, net of costs                   --              1,724           --       1,724
   Issuance of debentures, net of costs                     --              3,153           --       3,153
   Purchase of Bank stock                                   --             (3,943)          --      (3,943)
   Dividends paid                                           --               (164)          --          --
                                                       -------            -------     --------    --------
      Net cash provided by (used in) financing
        activities                                         275              2,891         (632)      2,152
                                                       -------            -------     --------    --------
Decrease in cash and cash equivalents                   (1,227)               430         (588)      1,482
Cash and cash equivalents at beginning of period         5,327              4,431        4,688       3,379
                                                       -------            -------     --------    --------

Cash and cash equivalents at end of period             $ 4,100            $ 4,861     $  4,100     $ 4,861
                                                       =======            =======     ========     =======


The accompanying notes are an integral part of these consolidated financial statements.

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The Bryan-College Station Financial Holding Company (the Company) and its wholly-owned subsidiary, First Federal Savings Bank, Bryan/College Station, Texas (the Bank) as of June 30, 1999 and September 30, 1998, and the results of its operations and cash flows for the three-month and nine-month periods ended June 30, 1999 and 1998.

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


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

     The summary of changes in the allowance for loan losses is as follows:

                                                     Nine Months Ended
                                                          June 30,
                                                       (In thousands)
                                                     1999             1998
                                                  ----------       ----------

        Balances, beginning of period             $    307        $    273
        Provision charged to operations                 74              79
        Charge-offs                                    (31)            (74)
        Recoveries                                       1              25
                                                  --------        --------

           Balances, end of period                $    351        $    303
                                                  ========        ========

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS

NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory requirements at June 30, 1999:

                                                    Core         Risk-Based
                                                   Capital         Capital
                                                  ---------      ----------
                                                       (In thousands)

        Regulatory capital                        $   5,888       $  6,239
        Minimum capital requirement                   3,307          5,528
                                                  ---------       --------

        Excess regulatory capital over
          minimum requirement                     $   2,581       $    711
                                                  =========       ========

NOTE 4 - STOCK OPTIONS

The Company's stock option plan was approved by shareholders at the Company's 1998 shareholder's meeting. Under the terms of the stock option plan, 40,000 shares of the Company's common stock were reserved for issuance. The options expire ten years from the date of grant for incentive stock options and fifteen years from the date of grant for non-employee stock options. During 1999, immediately exercisable options for 27,250 shares of Company common stock were granted at an exercise price of $8 per share. None of the options have been forfeited or exercised.

NOTE 5 - EARNINGS PER COMMON SHARE

Earnings per share is calculated under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which was adopted by the Bank in 1997. The amount reported as earnings per common share for the period reflects earnings available to common shareholders divided by the weighted average number of common shares outstanding. Earnings per share for the nine months ended June 30, 1998 have been restated to reflect the 2.5 exchange ratio of Company common stock for Bank common stock. In addition, all periods have been restated to reflect a 10% common stock dividend issued on March 1, 1999.

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS

NOTE 5 - EARNINGS PER COMMON SHARE (Continued)

A reconciliation of the numerator and denominator of the earnings per common share computation for the periods ended June 30, 1999 and 1998 is presented below.

                                                 Nine Months Ended      Three Months Ended
                                                     June 30,                June 30,
                                                 1999          1998        1999             1998
                                                 ----          ----        ----             ----


Basic EPS Computation
Net income (loss)                            $     295     $      254     $       48    $      (21)
Preferred stock dividends                           --            (44)            --            --
                                             ---------     ----------     ----------    ----------
  Income available to common shareholders          295            210             48           (21)
                                             ---------     ----------     ----------    -----------

Common shares outstanding                      428,409        582,092        428,409       658,933
                                             ---------     ----------     ----------    ----------

Basic EPS                                    $      .69    $      .36     $      .11    $     (.03)
                                             ==========    ==========     ==========    ==========


The Company's outstanding stock options were not considered in the computations of diluted earnings per share because the effects of assumed exercise would have been antidilutive. In future years, outstanding stock options may be exercised which would increase the weighted average common shares outstanding and, thereby, dilute earnings per share. In addition, if the average common stock price were to exceed the exercise price of outstanding options in a future year, the assumed exercise of the options and/or the assumed issuance of the stock awards would have a dilutive effect on earnings per share for the future year. However, previously reported earnings per share and diluted earnings per share are not restated to reflect change in the status of changes in the relationship between exercise prices and average stock prices.

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

     First Federal's major goals are to provide high quality full-service retail banking on a profitable basis to its targeted "niche" of customers, the middle-class population, through its offices located in Bryan/College Station. First Federal intends to continue to focus primarily on one-to four-family residential loans, direct and indirect consumer lending, including automobile and home improvement loans, construction loans, and commercial business loans, some of which are partially guaranteed by the U.S. Small Business Association ("SBA"). In addition, First Federal also seeks to continue improving its asset quality and minimizing to the extent possible, its vulnerability to changes in interest rates in order to maintain a reasonable spread between its average yield on loans and securities and its average cost of interest paid on deposits and borrowings.

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

     Like all financial institutions, First Federal has always been subject to interest rate risk because its interest-bearing liabilities (primarily deposits) mature or reprice at different times, or on a different basis than its interest-earning assets (primarily loans). First Federal's net income is also affected by gains and losses on the sale of loans, loan servicing rights and investments, provisions expensed for loan and other losses on repossessed assets, service charge fees, loan servicing income, fees for other financial services rendered, operating expenses and income taxes. First Federal believes that building its earnings from net interest income and noninterest income, such as the profitable sale of long-term, fixed rate loans to the secondary market utilizing a fully-staffed residential loan department and SBA business loan staff, along with income from service charges and fees on checking accounts, while continuing to reduce operating expenses, can provide a stable foundation for successful operations. Noninterest income can provide an excellent source of secondary income through fees charged to customers for services rendered and the sale of loans, without requiring additional capital.

     During the past fiscal year, management has transitioned First Federal for future growth and to provide more convenient full-service banking services to its customers, by (i) upgrading its tellers with more experienced, full-time professionals; (ii) opening a new full-service branch in north Bryan, adjacent to a key intersection between two major highways, in the heart of a large area where many of First Federal's targeted middle class customers live, and an area not presently served by another banking facility; (iii) doubling the size of its staff in its expanding Second Chance Auto Lending Program (under which we purchased $6,000 of credit-default insurance per loan for losses due to the borrower's loan default); (iv) hiring new management and adding to the staff of its Residential Lending Department and providing this department with new and larger offices on the main east-west artery in College Station; (v) providing 24-hour telephone banking; (vi) addressing the challenges of the Year 2000 issue, and (vii) increasing salaries to retain quality people on its staff. Management believes that this strategy will enable First Federal to enhance profitability in the future and meet the needs of its customers in a highly competitive market.

     First Federal's restructuring and expansion, as described above, in order to provide additional full-service banking and convenience to its customers, has caused an increase in First Federal's operating expense levels which, despite the recent increase in net interest income, resulted in First Federal's operating expenses exceeding its net interest income for the quarter ending June 30, 1999.

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

Financial Condition

     The Company's total assets increased by $845,000 to $83.5 million at June 30, 1999 from $82.6 million at September 30, 1998, due to a planned moderate level of growth in order to maintain adequate capital levels. This increase consisted primarily of an increase in loans held for sale and other assets, offset by a decrease in loans receivable and cash.

     Net loans receivable (excluding loans held for sale) decreased $2.8 million to $68.9 million at June 30, 1999, compared to $71.7 million at September 30, 1998, after the sale of $3.0 million in loan participations during this same period of time. During the three months ended June 30, 1999, the Company originated $11.0 million of mortgage loans, including $10.7 million secured by one- to four-family residential loans. In addition, the Company originated $6.6 million in consumer loans, of which $3.1 million were Second Chance auto loans and $2.4 million in commercial business loans.

     Deposits increased $315,000 to $73.9 million at June 30, 1999, compared to $73.6 million at September 30, 1998, in accordance with a planned moderate growth of deposits as compared to fiscal year ending September 30, 1998. Other liabilities increased $235,000 to $6.6 million at June 30, 1999, compared to $6.3 million at September 30, 1998, primarily as a result of an increase in advances from the Federal Home Loan Bank of Dallas and other liabilities, offset by a decrease in escrowed funds for property taxes related to loans held by the Bank.

     Stockholders' equity in the Company increased $295,000 to $2.2 million at June 30, 1999 from $1.9 million at September 30, 1998 due to all earnings being retained as equity.

Asset/Liability Management

     The Company's subsidiary, First Federal, like all financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities (deposits) mature or reprice more rapidly, or on a different basis, than its interest-earning assets (loans), some of which may be longer term or fixed interest rate. As a continuing part of its financial strategy, First Federal continually considers methods of managing any such asset/liability mismatch, consistent with maintaining acceptable levels of net interest income and interest rate risk.

     In order to monitor and manage interest rate sensitivity and interest rate spread, First Federal created an Asset/Liability Committee (ALCO), composed of its President/Chief Executive Officer, Executive Vice President/CFO, Senior Vice President/Financial and four outside Directors. The responsibilities of the ALCO are to assess First Federal's asset/liability mix and recommend strategies that will enhance income while managing First Federal's vulnerability to changes in interest rates.

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

     Presented below, as of March 31, 1999, the latest date for which information is available, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, First Federal does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table. Even though the information presented reflects the Bank's interest rate risk position at the close of the prior quarter, management believes that this information is helpful in assessing First Federal's current interest rate risk position.

                                                                         Acceptable Limits
         Change in                                                         Established by
       Interest Rate           Estimated         At March 31, 1999       Board of Directors
      (Basis Points)              NPV          $ Change     % Change          % Change
     ----------------        ------------    -----------  -----------   --------------------
                                     (Dollars in Thousands)

           +300                  8,835           +125          +1%              -50
           +200                  8,928           +218          +2%              -30
           +100                  8,881           +171          +2%              -15
             0                   8,711
           -100                  8,584           -126          -1%              -15
           -200                  8,623           - 87          -1%              -30
           -300                  8,861           +150          +2%              -50



     Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 400 basis point change in interest rates, First Federal would experience no change in NPV in a declining rate environment or a rising rate environment. As of March 31, 1999, an increase in interest rates of 200 basis points would have resulted in a 2% increase in the present value of First Federal's assets, while a change in the interest rates of negative 200 basis points would have resulted in a 1% decrease in the present value of First Federal's assets.

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

Non-Performing Assets and Loan Loss Provision

     The provision for loan losses is based on management's periodic review of the Company's loan portfolio which considers, among other factors, past actual loan loss experience, the general prevailing economic conditions, changes in the size, composition and risks inherent in the loan portfolio, independent third-party loan reviews and specific borrower considerations such as the ability to repay the loan and the estimated value of the underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for estimated loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments which differ from those of management.

     The Company recorded a provision for loan losses in the amount of $24,000 for the three months ending June 30, 1999, as compared to a $50,000 provision for the same period in 1998. The decrease in the provision for loan losses was largely a result of an improved loss history on loans due to credit-default insurance on the Second Chance loan program. This credit-default insurance limits the Company's loss exposure on certain automobile loans. Total non-performing assets increased during the three month period ended June 30, 1999 to $2.3 million or 2.73% of total assets as compared to $1.2 million or 1.46% of total assets at September 30, 1998. Most of this increase in non-performing assets was attributable to repossessed assets that the Company believes are covered by credit-default insurance limiting the Company's loss exposure on certain automobiles.

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

Comparison of Nine months ended June 30, 1999 to June 30, 1998

     The Company reported net income after taxes of $295,000 for the nine months ended June 30, 1999, an increase of $41,000 as compared to $254,000 in net income reported for the nine months ended June 30, 1998. The increase in earnings, as discussed in more detail below, resulted primarily from a $616,000 increase in the Company's interest income and a $630,000 increase in noninterest income, partially offset by an increase of $218,000 in interest expense and an increase of $979,000 in noninterest expense.

     Net interest income increased $398,000 to $3.0 million for the nine month period ended June 30, 1999 from $2.6 million for the prior period in 1998. This increase was attributable primarily to an increase in interest earned on loans receivable, primarily as a result of an increase in the average balance of outstanding loans partially offset by rates paid on the Bank's deposit liabilities and the Company's debentures issued on April 1, 1998. For the nine months ended June 30, 1999, the spread between the average yield on interest earning assets and the average cost of funds increased to 5.61% at June 30, 1999 from 4.65% at June 30, 1998.

     Noninterest income increased $630,000 to $1.3 million for the nine months ended June 30, 1999 from $646,000 for the nine months ended June 30, 1998. This increase can be attributed to a $136,000 increase in service charges on checking accounts, a $312,000 increase in net gain on sale of loans and mortgage servicing rights which is comprised of a $211,000 gain on the sale of loans with servicing retained and a $101,000 gain on sale of loans with servicing rights released, and a $182,000 increase in other noninterest income. The increase in other noninterest income was primarily a result of recognizing excess auto dealer reserves due to the repayment of auto loan balances and the receipt of after tax casualty loss for hail damage to the Bank's office premises and bank owned vehicles.

     Noninterest expense increased $979,000 to $3.7 million for the nine months ended June 30, 1999 from $2.8 million for the nine months ended June 30, 1998. Compensation and benefits increased $361,000 as a result of an increase in the number of employees due primarily to the opening of a new branch and increased expenses related to the expansion of the mortgage lending and Second Chance automobile lending departments. Occupancy and equipment expense increased $103,000 as a result of the opening of the new North Bryan branch and the recently expanded mortgage lending offices in College Station. Net (gain) loss on real estate owned, including provision increased $135,000 due to a provision of $129,000 for repossessed assets. Professional fees increased $91,000 due to legal expenses related to the Company's SEC reporting requirements, consulting expenses related to the review and implementation of competitive employee benefit programs and audit fees related to the Second Chance lending program. Data processing increased $47,000 primarily due to the increase in loan volume, in particular, the Second Chance Auto Loan Program. Other expenses increased $242,000, which consisted of various items, including $66,000 of amortization of debt issue costs and organizational costs related to the formation of the Holding Company and payment of a Bank minority interest preferred stock dividend of $44,000. Various other expenses have also increased primarily as a result of the increased loan production of the Company and the positioning of First Federal as a leading financial institution in its market area.

     Income tax expense increased $13,000 to $144,000 for the nine months ended June 30, 1999 from $131,000 for the nine month ended June 30, 1998. The period reflected tax rates of 32.8% and 34.0% for June 30, 1999 and June 30, 1998, respectively.

Comparison of Three months ended June 30, 1999 to June 30, 1998

     The Company reported net income after taxes of $48,000 for the three months ended June 30, 1999, an increase of $69,000 as compared to a $21,000 net loss reported for the three months ended June 30, 1998. The increase in net income, as discussed in more detail below, resulted primarily from a $145,000 increase in interest income, a $102,000 increase in noninterest income and a decrease of $28,000 in the Company's interest expense. This was partially offset by an $181,000 increase in noninterest expense.

     Net interest income increased $173,000 to $1.0 million for the three-month period ended June 30, 1999 from $845,000 for the prior period in 1998. This increase was attributable primarily to an increase in interest earned on loans receivable, primarily as a result of an increase in the average balance of outstanding loans and a decrease in interest expense paid on the Bank's deposit liabilities and the Company's debentures issued on April 1, 1998. For the three months ended June 30, 1999, the spread between the average yield on interest earning assets (loans and securities) and the average cost of funds increased to 5.61%, from 4.65% at June 30, 1998.

     Noninterest income increased $102,000 to $349,000 for the three months ended June 30, 1999 from $247,000 for the three months ended June 30, 1998. This increase can be attributed to a $33,000 increase in service charges on checking accounts, a $40,000 increase on net gain on sale of loans and mortgage servicing rights, and a $29,000 increase in other noninterest income.

     Noninterest expense increased $181,000 to $1.3 million for the three months ended June 30, 1999 from $1.1 million for the three months ended June 30, 1998. Compensation and benefits increased $80,000 as a result of an increase in the number of employees and increased expenses related to the expansion of the mortgage lending and Second Chance automobile lending departments and the hiring of an Executive Vice President/Chief Financial Officer with twenty-three years banking experience in large and mid-size financial institutions. Occupancy and equipment expense increased $13,000 due to the recently expanded mortgage lending offices in College Station. Professional fees increased $39,000 due primarily to legal expenses related to the Company's SEC reporting requirements. Data processing increased $17,000 primarily due to the increase in loan volume, in particular, the Second Chance Auto Loan Program. Other expense increased $32,000, which consisted of various items related to the Second Chance lending program.

     Income tax expense was $40,000 for the three months ended June 30, 1999, as compared to ($11,000) for the three months ended June 30, 1998. The period reflected a tax rate of 45.4% and 34.4% for June 30, 1999 and June 30, 1998, respectively.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, checking accounts, principal and interest payments on loans and mortgage related securities, proceeds from sales of long term, fixed-rate residential mortgage loans and other funds provided from operations. Additionally, the Company in the past has borrowed funds from the Federal Home Loan Bank ("FHLB") of Dallas or utilized particular sources of funds based on need, comparative costs and availability at the time.

     While scheduled loan and mortgage-backed securities repayments, short-term investments, and FHLB borrowings are relatively stable sources of funds, deposit flows are unpredictable and are a function of external factors including competition, the general level of interest rates, general economic conditions and most recently, the restructuring occurring in the banking industry.

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

     At June 30, 1999, the Company had commitments to originate loans, including loans in process, totaling $11.2 million. The Company also had $1.7 million of outstanding unused lines of credit and $50,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. First Federal intends to expand its credit-default insured Second Chance Auto Loan Program with additional select automobile dealers throughout the State of Texas, retaining a portion of these loans for its own portfolio, and selling loan participations in order to maintain capital compliance and liquidity needs. The Company also has the ability, if needed, to borrow up to $28.2 million from the FHLB of Dallas for liquidity purposes. At June 30, 1999, the Company had $1.0 million in advances outstanding from the FHLB.

     Federal regulations require insured institutions to maintain minimum levels of liquid assets. As of June 30, 1999, the minimum regulatory liquidity requirement was 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. At June 30, 1999, First Federal's regulatory liquidity ratio was 6.12%. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses.

     At June 30, 1999, the Bank had Core Capital of $5.9 million, or 7.12% of total assets, which was $2.6 million above the minimum capital requirement of $3.3 million or 4% of total assets.

     At June 30, 1999, the Bank had total Risk-based Capital of $6.2 million and risk-weighted assets of $69.1 million or total Risk-based Capital of 9.03% of risk-weighted assets. This amount was $711,000 above the minimum regulatory requirement of $5.5 million, or 8.0% of risk-weighted assets.

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

     Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date-sensitive data. The Company has substantially completed the validation testing of each mission critical system. The Company hired two outside firms to perform this phase. These firms tested independent of each other verifying the other's validation of all systems. During the validation testing process, no significant Y2K problems were identified relating to any modified or upgraded mission critical systems.

     Implementation Phase. Y2K ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems.

     Company Resources Invested. The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project since commencement in October 1997 for the Company is estimated to be $250,000 of which $140,000 has been spent as of June 30, 1999. The Company does not expect significant increases in future data processing costs related to Y2K compliance.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed herewith:

              1.    Exhibit 27:  Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE BRYAN COLLEGE STATION FINANCIAL
                                         HOLDING COMPANY


Date: August 16, 1999                  /s/ J. Stanley Stephen
      ---------------                  ---------------------------------
                                       J. Stanley Stephen
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)





Date: August 16, 1999                  /s/ William Wantuck
      ---------------                  ---------------------------------
                                       William Wantuck
                                       Chief Financial Officer
                                       (Principal Financial Officer)