Form 10KSB
period 1999-09-30
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2000-01-12
CIK 1030859

------------------------------------------------------------------------------
------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

            For the fiscal year ended September 30, 1999

                                      OR

[  ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

       For the transition  period  from                 to
                                        ---------------     ----------------
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

      The Issuer had $245,000 in net income for the fiscal year ended September 30, 1999.

      As of December 28, 1999, there were issued and outstanding 428,409 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-KSB - Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999. Transitional Small Business Disclosure
Format: YES NO X

      PART III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 1999.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    PART I

Item 1.  Description of Business

General

      The Bryan-College Station Financial Holding Company (the "Holding Company" and, when referred to with First Federal Savings Bank, the "Combined Company"), a Delaware corporation, was formed as of April 1, 1998 to act as a unitary thrift holding company for First Federal Savings Bank, Bryan, Texas ("First Federal" or the "Bank") by acquiring 100% of the stock of First Federal through the exchange of approximately 32% of First Federal common stock for Holding Company common stock and the purchase of approximately 68% of First Federal common stock for cash (the "Acquisition"). The Holding Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank outstanding upon completion of the Acquisition. The Acquisition was completed on April 1, 1998. All references to the Combined
Company, unless otherwise indicated, at or before April 1, 1998 refer to the Bank.

     First Federal is a federally chartered, independent thrift institution, headquartered in Bryan-College Station, Texas, which began operations in 1965. First Federal is predominantly a residential mortgage and consumer automobile lender, originating loans primarily in Bryan-College Station and the surrounding immediate trade area, and now expanding into the general trade area bordered by the growing "Texas Triangle" of Houston, Austin-San Antonio, and Dallas-Ft.Worth. First Federal originates a significant amount of consumer loans primarily secured by automobiles through selected automobile dealers. These loans are partially insured against loss by credit-default insurance. In addition, to a lesser extent, First Federal originates residential construction loans in its immediate trade area, Small Business Administration ("SBA") partially guaranteed loans throughout the "Texas Triangle", and small commercial real estate and small to medium commercial business loans. First Federal converted from the mutual to stock form of organization and recapitalized in 1993. As a result of First Federal's transition to full-service banking in 1994 and 1995, and the incurring of the expenses associated therewith (such as new data processing, tellers and drive-in facilities), net income was $193,000 in 1994 and $211,000 in 1995. In 1996, net income rose to $454,000 before a one-time charge of $220,000 to recapitalize the Savings Association Insurance Fund. In 1997, net income rose to $605,000 and to $628,000 in 1998. In this fiscal year, net income increased 30% to $815,000.

     Implementing new strategy, in 1994 and 1995, senior management of First Federal began expanding its core residential mortgage lending and by investing in innovative, niche business with higher risk-adjusted returns than residential loans such as its Second Chance Auto Loan Program, in order to compete more effectively in its "niche" market, increase the overall profitability of First Federal and enhance stockholder value. In addition to its core residential mortgage and Second Chance consumer auto lending business, since fiscal 1994 First Federal has increased its focus on the following products:

         0        SBA loans  (partially  government  guaranteed)  throughout the
                  "Texas  Triangle" by utilizing First Federal's new designation as a certified  SBA lender,  and managed by an  experienced  &
                  seasoned SBA loan originator hired in
                  1999.
         0        Direct consumer lending.

         0        Commercial  lending  to  small  and  medium-sized  businesses,
                  secured  by  "hard   collateral"   such  as  real  estate  and
                  automobiles.
         0        Commercial  real  estate  lending,  primarily  to small  and medium-sized businesses
         0        Home improvement loans.

      First Federal funds these lending products using a retail deposit base gathered in its home market of Bryan-College Station as well as in the surrounding counties of Burleson, Grimes, Leon, Madison, Robertson and Washington, which comprise its immediate trade area. Because of the unique charter granted to the Holding Company which permits it to enter into any type of lawful business (subject to regulatory oversight), whether or not related to banking (as long as such business is safe and profitable), its strategic plan over the next three years is to safely and profitably diversify into different types of businesses, products and services and carefully expand further into this "Texas Triangle", including expanding the business of its primary operating subsidiary, First Federal (as its capital will permit) through strategically located, low-cost and profitable loan production offices and low-cost full-service mini-branches -- in order to enhance stockholder value now and in the future. First Federal currently operates three full-service offices and a mortgage lending office, two of which are located in Bryan (including its
principal   executive   offices   which  are  situated  in  the  middle  of  the
Bryan-College Station community), a new facility located at a key highway intersection in North Bryan, and one full-service branch in adjacent College Station, which is the home of the third largest university in the nation, Texas A&M University, and the new George Bush Presidential Library, and centrally located mortgage lending offices in College Station.

      First Federal has concentrated on the middle-class and blue-collar population as its targeted market in providing banking products and services, which had successfully led to its loan-to-deposit ratio of 97.9% at September 30, 1999 consisting primarily of performing short-term balloon and adjustable rate residential mortgage loans and consumer loans which are secured primarily by automobiles. Although its favorable loan demand enables the Bank to utilize all of its deposits to fund loan products, First Federal maintains additional liquidity through $28.5 million borrowing authority at the Federal Home Loan Bank of Dallas ("FHLB of Dallas"). At September 30, 1999 and 1998, First Federal's loan to deposit ratio was 97.9% and 110.9%, respectively. First Federal has a positive spread between the interest it earns on its loans and the interest it pays for deposits of 5.94% at September 30, 1999 as compared to 5.10% and 4.56% at September 30, 1998 and 1997, respectively. In addition, over the past five fiscal years, First Federal has experienced an average of only $34,000, or .058% of the average total loan portfolio in actual annual net loan charge-offs, resulting from an average total loan portfolio of $58.5 million, and an average of only $43,000 in actual annual net loan charge-offs over the past three years from an average total loan portfolio of $65.7 million, or .065% in actual annual net loan charge-offs.

      In addition, this type of loan portfolio enabled the Bank to have an interest rate risk scenario at September 30, 1999, so that if interest rates were to rise 200 basis points (2%) the Bank would not have any change in its net portfolio value -- and if interest rates were to rise 300 basis points (3%) First Federal would have only a 2% change in its net portfolio value. See "Loan Delinquencies; Nonperforming Assets and Classified Assets."

Forward-Looking Statements

      When used in this Annual Report on Form ("Form 10-KSB") or future filings by the Holding Company, the Combined Company, or First Federal, with the Securities and Exchange Commission, in the Holding Company's, the Combined Company's or First Federal's press releases or other public or shareholder communication, or in oral statements made with the approval of an authorized executive officer the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "hope," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Holding Company, the Combined Company, or First Federal wishes to caution readers not to place undue reliance of any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the financial performance of any or all of these entities and could cause any or all of these actual entities results for future periods to differ materially from those anticipated or projected.

      The Holding Company, the Combined Company, or First Federal does not undertake, and specially disclaims any obligations, to publicly release the result of any revisions which may be made to any forward-looking statements in order to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Area

      Bryan-College Station is in Brazos County, Texas and is located in the center of the growing "Texas Triangle", bordered by Houston, Austin-San Antonio, and Dallas-Ft. Worth. It is the home of Texas A&M University, which has an enrollment of over 43,000 students and is the third largest university in the nation -- and is also the home of the new George Bush Presidential Library. It also is home to Blinn College's new campus, with its growing student body of 10,000 students. Management considers the Bryan-College Station area, and the surrounding Texas counties of Brazos, Burleson, Grimes, Leon, Madison, Robertson, and Washington to be its primary-market and trade areas for deposits and lending activities; however, it has recently begun increasing its lending into the triangle bordered by Houston, Austin-San Antonio, and Dallas-Ft. Worth -- into which it plans to carefully expand over the next three years.

     Although higher education plays a large role in the Bryan-College Station economy and assists the community in consistently achieving the lowest unemployment rate in the State of Texas, recent diversification of the economy, includes a new computer manufacturing plant which was completed in 1999, a large, new regional computer services center which recently completed construction, an expanding regional office for a national telephone company, a large new regional poultry processing plant, a new juvenile detention center which is the largest in the State of Texas, several specialty chemical plants, a relatively new Compaq Computer Research Center, one of the largest aluminum window and door manufacturing plants in the nation, and other computer-related and high-tech industries. In addition, Bryan-College is home to a fast-growing regional medical complex consisting of four major, expanding hospitals and related facilities (including a new physicians-owned hospital now nearing completion) which serves all of the area between Houston, Austin-San Antonio, and Dallas-Ft. Worth. It also will be home to two very recently announced multi-million dollar championship golf courses, hotels and conference centers.

      Population growth trends within First Federal's market area have shown increases at rates exceeding those of the State. According to a 1996 Wall Street Journal article, Brazos County (home of Bryan-College Station) was listed as one of the top metropolitan areas which is expected to have the fastest household growth in the U.S. over the next 20 years. Brazos County was ranked by the American Demographics as third among "The 10 Hottest Counties," in terms of "market potential." In addition, the 1997-98 American Almanac of Jobs and
Salaries named Bryan-College Station as the third fastest growing U.S. metropolitan area in terms of job growth for the years 1995-2025. Data from the U.S. Census estimates that the Bryan-College metropolitan area should have a 20% growth rate from 1990 to the year 2000. The 1998 American Chamber of Commerce Researchers Association Cost of Living Index indicated that the Bryan-College Station area is one of the least expensive places to live in the United States. The city ranks as the second least expensive city out of 29 surveyed Texas cities and fifth least expensive city out of 329 surveyed cities in the nation.

      Since 1990, numerous independent financial institutions have been acquired in the Bryan-College Station area, some by out-of-state multi-bank holding companies. Currently, there is only one other thrift institution operating in the area, which is a branch owned by an organization out of Brazos County. Consequently, management believes the opportunity exists for the continued careful expansion of First Federal's lending and deposit gathering activities, as one of the few remaining independent, publicly-traded financial institutions in its primary trade-area and the general trade area into which it has now begun some expansion, the "Texas Triangle" -- by offering full-service and innovative banking to its targeted "niche", the growing middle class and blue-collar segment of the population.

      The principal executive offices of the Holding Company and First Federal are located at 2900 Texas Avenue, Bryan, Texas 77802 and their telephone number at that address is (409) 779-2900.

Lending Activities

      General. The principal lending activities of First Federal are originating first mortgage residential real estate loans secured by owner occupied one- to four-family residential property, and originating and purchasing automobile loans from automobile dealers selected by First Federal which are partially insured against credit default.

      While a substantial portion of the loans originated for portfolio by First Federal are conventional residential mortgage loans (i.e., not guaranteed or insured by agencies of the federal government), which are secured by residential properties, most may not conform with all of the requirements for sale to Fannie Mae ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). These loans may not conform for several reasons. Some loans may have some relatively small credit deficiencies (which in certain cases may result in First Federal securing the loan by additional collateral and /or requiring a guarantor for the loan). In addition, the borrower may, among other things, have an insufficient length of employment history or insufficient length of residence history for the loan to qualify for sale to FNMA or FHLMC, or the residence may not qualify because of its rural location, or there exists insufficient, recent sales of comparable properties for appraisal purposes. As a result, the loan may pose some higher risk than secondary market conventional mortgage loans. However, all long-term, fixed rate conventional mortgage loans are sold immediately to the secondary market and are not held in First Federal's loan portfolio. Loans which do not comply with FNMA or FHLMC underwriting requirements are held in First Federal's loan portfolio only if they meet First Federal's credit underwriting requirements and are short-term balloon loans or loans which have adjustable interest rates.

      In recent years,  First Federal has  significantly  increased its consumer lending area in order to increase its risk-adjusted yield on these loans, consisting of consumer loans primarily secured by vehicles and originated through indirect lending from automobile dealers under its Second Chance Auto Lending Program, which has as additional protection credit-default insurance of up to $6,000 per loan loss in the event the borrower fails to make timely payments and the vehicle is repossessed. At September 30, 1999, the average gross yield on $13.2 million unpaid principal balance of Second Chance Auto loans was 19.36%. This Second Chance Auto Lending Program has gradually been expanded to select auto dealers (primarily franchised new car dealers) located throughout First Federal's immediate trade area in surrounding counties, and more recently throughout the triangle between Houston, Austin and Dallas. In order to expand its Second Chance Auto Loan Program, First Federal recently hired the President of another automobile finance company to manage this loan program, and is adding additional loan officers, loan assistants, new loan funding software, additional loan collectors expanding its offices to accommodate growth in this loan program. While this level of personnel creates additional expense, nevertheless, First Federal believes this type of lending requires additional personnel and facilities, which will necessarily increase operating expenses -- so long as this type of lending is carefully managed and increases the overall profitability of First Federal. First Federal also originates residential construction loans, small commercial real estate and small to medium commercial business loans. In addition, First Federal has begun originating SBA business loans on a more active basis and in 1999 hired an experienced and seasoned SBA loan originator to expand its SBA loan program throughout the Texas Triangle with its newly-acquired designation as a Certified SBA lender. Generally, First Federal sells for a profit the SBA guaranteed portion of SBA loans and retains servicing for the entire loan.

      First Federal's policy is not to invest its loan portfolio in long-term, fixed rate mortgage-backed securities or retain long-term, fixed rate loans. In order to reduce First Federal's vulnerability to changes in interest rates, First Federal generally originates short-term three-year balloon and adjustable rate, one- to four-family residential mortgage loans, consumer loans (especially automobile loans) and short-term construction loans. At September 30, 1999, First Federal had $22.8 million of balloon residential mortgage loans, $15.2 million of adjustable rate residential mortgage and other loans and $25.0 million of consumer loans (predominately automobile loans with an average life of 30-34 months) out of a total of $72.1 million in gross loans.

      Loan originations come primarily from advertising, walk-in customers, real estate brokers, homebuilders, referrals from existing customers, and a number of automobile dealers throughout the state of Texas. Non-residential loans in which the aggregate lending relationship to one borrower does not exceed $100,000 are approved by First Federal's President/Chief Executive Officer, and all non-residential loan applications for over $100,000 in aggregate debt to one borrower are approved by the Board of Directors' Loan Committee. Residential loans which do not exceed $200,000, are approved by the President/Chief Executive Officer, with loans of this type over $200,000 approved by the Board of Directors' Loan Committee.

     First Federal's total loan portfolio increased $5.1 million from fiscal years 1997 to 1998; however, in order to gradually increase its regulatory capital ratios (which are in excess of the minimum regulatory requirements), First Federal intentionally reduced its loan portfolio $1.7 million during the fiscal year from 1998 to 1999 through profitable sales of $5.6 million in 90% loan participations in its Second Chance Auto Loan Program (with no recourse to First Federal except for fraud or willful misconduct), and also reduced its emphasis on direct consumer loans.

      Loan Portfolio Composition. The following table sets forth information concerning the composition of First Federal's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                  September 30,
                               ---------------------------------------------------
                                    1999              1998              1997
                               ---------------------------------------------------
                               Amount  Percent   Amount  Percent   Amount  Percent
                               ---------------------------------------------------
                                              (Dollars in Thousands)
Real Estate Loans
  Residential.................. $33,436   46.35% $32,846   44.50%  $35,541   51.72%
  Residential held-for-sale....      62     .09      328     .44       204     .30
  Commercial...................   5,865    8.13    4,616    6.26     4,166    6.06
  Construction.................   4,800    6.65    6,166    8.36    10,305   15.00
                                -------   -----  -------   -----   -------   -----
     Total real estate loans...  44,163   61.22   43,956   59.56    50,216   73.08

Other Loans:
  Consumer loans:
    Secured by automobile......  18,529   25.69   24,636   33.38    15,082   21.95
    Secured by deposit
     accounts(1)...............   1,080    1.50      951    1.29       925    1.34
    Held for sale..............   2,402    3.33      ---     ---       ---     ---
    Other......................   2,973    4.12    1,236    1.67       726    1.06
                                -------   -----  -------   -----   -------   -----
     Total consumer loans......  24,984   34.64   26,823   36.34    16,733   24.35
  Commercial business loans....   2,988    4.14    3,024    4.10     1,766    2.57
                                -------   -----  -------   -----   -------   -----
     Total other loans.........  27,972   38.78   29,847   40.44    18,499   26.92
                                -------   -----  -------   -----   -------   -----
     Total loans ..............  72,135  100.00   73,803  100.00    68,715  100.00
Less:
  Undisbursed portion of
   construction loans..........   1,669    2.32    2,089    2.83     3,452    5.02
  Net deferred fees and
   discounts...................      82     .11       30     .04       131     .19
  Deferred income..............       3     ---        3     ---         3     ---
  Allowance for losses on
   loans.......................     326     .45      307     .42       273     .40
  Premiums, net of discounts...    (383)   (.53)    (620)   (.84)     (381)   (.55)
                                -------   -----  -------   -----   -------   -----
     Net loans ................ $70,438   97.65% $71,994   97.55%  $65,237   94.94%
                                =======   =====  =======   =====   =======   =====

---------------

(1) Not included in the regulatory definition of 35% maximum of consumer loans to total assets.

     The following table shows the fixed- and adjustable-rate composition of First Federal's loan portfolio at the dates indicated.


                                                  September 30,
                               -----------------------------------------------------------
                                       1999                 1998              1997
                               -----------------------------------------------------------
                               Amount       Percent    Amount  Percent   Amount  Percent
                               -----------------------------------------------------------
                                              (Dollars in Thousands)
Real estate:
  Residential....................  $22,808    31.62    $18,370    24.89%  $21,486    31.27%
  Residential held-for-sale......       62      .09        328      .44       204      .30
  Commercial.....................    3,677     5.10      2,321     3.16     2,470     3.59
  Construction...................    4,800     6.65      5,924     8.02    10,305    15.00
                                  --------   ------    -------   ------   -------  -------
    Total real estate loans......   31,347    43.46     26,943    36.51    34,465    50.16
  Consumer loans.................   22,582    31.31     26,823    36.34    16,733    24.35
  Consumer held for sale.........    2,402     3.33        ---      ---       ---      ---
  Commercial business loans......      578      .80        642      .87     1,271     1.85
                                  --------   ------    -------   ------   -------  -------
    Total fixed-rate loans.......   56,909    78.90     54,408    73.72    52,469    76.36

Adjustable-Rate Loans:
  Real estate:
  Residential....................   10,628    14.73     14,476    19.61    14,055    20.45
  Commercial.....................    2,188     3.03      2,295     3.10     1,696     2.47
  Construction...................      ---      ---        242      .34       ---      ---

  Commercial business loans......    2,410     3.34      2,382     3.23       495      .72
                                  --------   ------    -------   ------   -------  -------

    Total adjustable rate loans..   15,226    21.10     19,395    26.28    16,246    23.64
                                   -------   ------    -------   ------   -------  -------
    Total loans..................   72,135   100.00     73,803   100.00    68,715   100.00

Less:
  Undisbursed portion of
   construction loans............    1,669     2.32      2,089     2.83     3,452     5.02
  Deferred fees and discounts....       82      .11         30      .04       131      .19
  Deferred income................        3      ---          3      ---         3      ---
  Allowance for losses on loans..      326      .45        307      .42       273      .40
  Premiums, net of discounts.....     (383)    (.53)      (620)    (.84)     (381)    (.55)
                                   -------   ------    -------   ------   -------  -------
    Net loans ...................  $70,438    97.65%   $71,994    97.55%  $65,237    94.94%
                                   =======   ======    =======   ======   =======  =======

      The  following  table  shows  the  origination,   purchase  and  repayment
activities for loans of First Federal for the periods indicated.



                                         Year Ended September  30,
                                        ----------------------------
                                         1999       1998      1997
                                        ----------------------------
                                              (In Thousands)
Loans Funded:
   Real estate - residential........    $19,541   $14,966    $18,468
      - commercial..................      1,940     2,269      1,485
      - construction or development.     10,623    10,880     12,142
   Non-real estate - consumer.......     15,088    20,384     13,052
      - commercial business.........     12,975     7,615      2,446
                                      ---------  --------    -------
      Total loans originated........     60,167    56,114     47,593

Loans Sold:
   Loans sold.......................     15,852     8,571      7,243
   Principal repayments and
    refinancings....................     45,983    42,455     23,558
                                      ---------   -------    -------
   Total reductions.................     61,835    51,026     30,801
   Change in other items, net.......        112     1,669     (1,134)
                                      ---------   -------    -------
   Net increase (decrease)..........   $ (1,556)  $ 6,757    $15,658
                                       ========   =======    =======


      At September 30, 1999, First Federal serviced $6.8 million in loans for others.

      The following schedule illustrates the maturities of First Federal's loan portfolio, excluding loans held-for-sale at September 30, 1999. Loans which have adjustable or renegotiable interest rates and amortizing loans are shown as maturing in the period during which the loan is contractually due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                    Real Estate
                   ------------------------------------------------
                     Residential      Commercial      Construction        Consumer         Business        Total
                   --------------   --------------   --------------   --------------   ---------------  ---------------

                           Weighted         Weighted         Weighted         Weighted         Weighted       Weighted
                           Average           Average         Average          Average          Average        Average
                    Amount  Rate    Amount   Rate    Amount   Rate     Amount   Rate    Amount  Rate    Amount  Rate
                   ---------------- --------------- ----------------- ---------------- ---------------- ---------------
                                                    (Dollars in Thousands)
Due During
Years Ended
September 30,

2000(1)............ $ 5,148  9.08%  $  794   8.87%   $4,770    8.44% $ 1,848   10.07%  $1,270  9.22%   $13,830      8.99%
2001 and 2002......  14,922  8.78    1,044   8.81       ---     ---    8,585   15.24      264  9.22      4,815     11.02
2003 and 2004......   2,370  8.53    1,069   9.43        30    9.75   14,306   14.49      389  9.45     18,164     13.30
2005 to 2009.......   1,096  8.28      685   8.86       ---     ---      227    8.99      375  9.53      2,383      8.71
2010 to 2019.......   1,705  8.47    1,423   9.33       ---     ---       18    8.00      690  9.88      3,836      9.03
2020 and following.   8,257  8.47      850   8.33       ---     ---      ---     ---      ---   ---      9,107      8.46
                    -------         ------           ------          -------           ------          -------
                    $33,498         $5,865           $4,800          $24,984           $2,988          $72,135
                    =======         ======           ======          =======           ======          =======

-------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after September 30, 2000, that have fixed rates of interest (including three-year balloon home loans and other types of loans with balloon maturities) is $45.2 million while the total amount of loans due after such date which have floating or adjustable rates of interest is $13.1 million.

     One- to Four-Family Residential Real Estate Lending. One of First Federal's primary lending programs is the origination of loans secured by mortgages on owner-occupied one- to four-family residences, and to a lesser degree on non-owner occupied one- to four-family residences. In order to increase the interest rate sensitivity of its residential loan portfolio, First Federal has emphasized since 1979 the origination of non-FNMA and FHLMC conforming three-year balloon loans (generally with 30 year amortization schedules). At September 30, 1999, $21.2 million or 29.4%, of First Federal's gross loan portfolio consisted of fixed-rate balloon loans on one- to four-family residences. On the same date, First Federal had $1.6 of other fixed-rate residential loans or 2.2% of the gross loan portfolio. All of these loans were secured by residential properties located in the State of Texas, with a majority of the properties located in First Federal's primary market area. On September 30, 1999, only 2.5% of all portfolio residential loans were 90 days or more past due --all of which were secured by first liens on residential properties with appraised values in excess of the unpaid balances of those loans.

      First Federal's residential loans are generally underwritten and documented to permit their sale in the secondary market. In the event they do not conform to FNMA and FHLMC secondary market standards, First Federal will determine whether or not such loans meet its credit-underwriting guidelines to be considered for approval for funding into First Federal's loan portfolio. First Federal evaluates both the borrower's ability to make principal and interest payments and the value of the property (and any other collateral) that will secure the loan. One- to four-family loan originations are generally made in amounts up to 90% of the cost or appraised value of the security property, whichever is lower. The determination as to lend in excess of 80% of the appraised value is made on a case-by-case basis and is based on a variety of factors, including the borrower's credit and payment history, length of employment, length of residence and other factors relating to the borrower's stability, debt-to-income ratio, as well as the quality of the property securing the loan. First Federal may require private mortgage insurance on certain loans that it retains in its portfolio. As a result, in most instances, concerning its loans with loan-to-value ratios over 80% (but not exceeding the 90% maximum) which may have no private mortgage insurance, in the event of a foreclosure, First Federal can be subject to a greater risk of loss on the foreclosure and disposition of such property in the event of a decrease in the value of the property. First Federal has, however, had a very limited loss experience on such loans. See "--Loan Delinquencies; Nonperforming Assets and Classified Assets." Over the past three fiscal years, First Federal has experienced an average of only $43,000 in actual annual total net loan charge-offs, resulting from an average total loan portfolio of $65.7 million, or .058% in actual annual net loan charge-offs.

      First Federal's residential mortgage loans customarily include "due-on-sale" clauses, which are provisions giving First Federal the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage, when the loan is not repaid in full. First Federal generally enforces these due-on-sale clauses. First Federal requires, in connection with the origination of residential real estate loans, title insurance and fire and casualty insurance coverage as well as flood insurance, where appropriate, to protect First Federal's interest. The cost of this insurance coverage is paid by the borrower.

      Mortgage-Backed Securities. Because of its very favorable loan demand, First Federal has a limited portfolio of mortgage-backed securities, all of which are held-to-maturity. Such mortgage-backed securities can serve as collateral for borrowings and through repayments, as a source of liquidity. For information regarding the carrying and market values of First Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Financial Statements.

      Consistent  with  First  Federal's   asset/liability  policy  to  minimize
interest rate risk, approximately 91% of First Federal's mortgage-backed securities carry adjustable interest rates.

      The   following   table   sets   forth  the  book   value  of  the  Bank's
mortgage-backed securities at the dates indicated.



                                             September 30,
                                      ------------------------

                                         1999    1998   1997
                                      ------------------------
Issuers:

Federal Home Loan Mortgage
Corporation..........................    $447    $655 $  774
Federal National Mortgage Association     245     299    376
                                         ----    ---- ------
    Total............................    $692    $954 $1,150
                                         ====    ==== ======

      The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at September 30, 1999. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable rate nature of these instruments.


                                                                           Due in
                                       ----------------------------------------------------------------

                                        6 Months  6 Months   1 to   3 to 5  5 to 10  10 to 20  Over 20   Balance
                                         or Less  to 1 Year 3 Years  Years   Years    Years     Years  Outstanding
                                       ---------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Federal Home Loan Mortgage Corporation   $ ---     $ ---     $ ---   $ ---     $ 8   $ 65       $ 374     $ 447

Federal National Mortgage Association.     ---       ---       ---     ---     ---    104         141       245
                                         -----     -----     -----   -----     ---   ----       -----     -----
     Total............................   $ ---     $ ---     $ ---   $ ---     $ 8   $169       $ 515     $ 692
                                         =====     =====     =====   =====     ===   ====       =====     =====

      First Federal's mortgage-backed and other securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made in accordance with the policy and approval by its Investment Committee.

      Consumer Lending. Federal laws and regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans (First Federal generally discourages unsecured lending) up to a regulatory-defined maximum of 35% of their total assets less permissible investments in commercial paper and corporate debt. At September 30, 1999, such regulatory-defined consumer loans represented 29.2% of First Federal's total assets. In addition, federal thrift institutions have lending authority above the 35% limit for certain consumer loans such as home improvement loans, mobile home loans, credit card loans and educational loans. First Federal generally discourages unsecured loans, or loans secured by "soft collateral" such as inventory, accounts receivable and special-purpose equipment except where the borrower is credit-worthy and the loan is partially guaranteed by the SBA.

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

      First Federal currently originates substantially all of its consumer loans in its primary market area, except for loans originated pursuant to its Second Chance Auto Lending Program which are selectively purchased generally from automobile dealers selected by First Federal and located in the State of Texas. Direct consumer loans are made when First Federal extends credit directly to the borrower as compared to indirect loans made through automobile dealers selected by First Federal. First Federal will be increasing the origination of indirect automobile loans through its Second Chance Auto Lending Program and has added additional loan staff and software and loan collection staff to augment this popular loan program.

      In September 1991, upon the initiative of present management, First Federal began purchasing motor vehicle installment sales contracts on a regular indirect basis from selected automobile dealers pursuant to an agreement established between the dealer and First Federal ("Dealer Agreement"). In December 1995, First Federal expanded this type of lending by initiating a credit-default insured indirect automobile loan origination program for borrowers with less than prime credit, and involving automobile dealers selected by First Federal and now located primarily in the "Texas Triangle" bordered by Houston, Austin, San Antonio and Dallas ("Second Chance Auto Loans"). Second Chance Auto Loans are currently insured by The Royal & Sun Alliance Company (which carries a rating of A-1 "Superior" by A.M. Best's, an insurance rating company) for credit-default by the borrower up to $6,000 per loan in the event there is a deficiency between the unpaid balance of the loan and the resale price of the repossessed vehicle. At September 30, 1999, $3.0 million of First Federal's Second Chance Auto Loans was insured by other insurers subject to their limitations, if any. On that date, Second Chance Auto Loans averaged, at the time of origination, $12,500 per loan. At September 30, 1999, Second Chance Auto Loans totaled $13.2 million while total automobile loans totaled $18.5 million or 28% of First Federal's gross loan portfolio.

      In the future, First Federal may elect to make some credit-default automobile loans to borrowers with less than prime credit and without credit-default insurance, but with additional special loan loss reserves at a level which First Federal believes will be adequate to absorb any future loan losses. First Federal may also elect to insure its Second Chance Auto Loans against credit-default through different insurance companies which may result in different levels of insured coverage.

      Second Chance Auto Loans are underwritten according to the credit-underwriting guidelines developed by First Federal and agreed to by First Federal's credit-default insurer, while other non-insured retail installment automobile sales contracts purchased from auto dealers are underwritten pursuant to First Federal's own credit underwriting guidelines. Each sales contract is fully amortized and provides for level payments over the term of the contract. The contracts are non-recourse to the originating automobile dealer (except for fraud) and are purchased, in First Federal's sole discretion, from the dealers on a case-by-case basis, after the Bank's review of the borrower's credit-worthiness and ability to pay the loan. First Federal also generally conducts a personal interview with the borrower prior to approving the loan.

      Second Chance Auto Loan's retail installment automobile contracts are reviewed by First Federal's internal automobile loan review personnel, and monthly random sample reviews are conducted by an independent outside audit firm specializing in these types of loans in order to determine compliance with approved credit-underwriting guidelines. In addition, this same firm conducts a random sample audit each month to determine First Federal's compliance with previously approved loan collection and servicing guidelines. All monthly audits to date have reflected First Federal's substantial compliance with the credit underwriting and loan collection and servicing guidelines of First Federal and the credit-default insurance company. Among other things, the Bank considers the market value, durability and useful life of the vehicle being financed in conjunction with the term of the loan, along with the stability and creditworthiness of the buyer. Used vehicles are generally not financed longer than 60 months and only then when the vehicle is not older than two years and has no more than 30,000 miles of usage.

      Under the approved credit underwriting guidelines, the maximum amount financed may not exceed 125% of the manufacturer's suggested retail price for new vehicles or retail value for used vehicles as provided in the "NADA Official Used Car Guide," which may include the cost of service and warranty contracts and premiums for, credit life and disability insurance obtained in connection with the vehicle (such amounts in addition to the sales price, collectively referred to as "Additional Vehicle Costs"). First Federal will generally use the Southwest edition of the "NADA Official Used Car Guide" to assign a value to a used vehicle for underwriting purposes. The primary focus, however, is on the ability and willingness of the borrower to repay the loan rather than the value of the underlying collateral. The amount financed by First Federal generally includes these Additional Vehicle Costs, which are refunded pro rata as a credit to the loan in the event the borrower prepays the loan or the borrower defaults in payment of the loan and the vehicle is repossessed. First Federal requires comprehensive insurance coverage on vehicles securing consumer loans, paid for by the borrower. However, First Federal pays for borrower credit-default insurance on its Second Chance Auto Loan Program.

      All automobile dealers enter into a Dealer Agreement with First Federal. First Federal has two kinds of Dealer Agreements which are substantially similar. Automobile dealers selling loans pursuant to the Second Chance Auto Lending Program are not required to establish dealer reserves; however, the loan amount of the automobile sales contract is generally discounted from the dealer by First Federal prior to purchase. For non-Second Chance Auto Loans, the Dealer Agreement provides for a reserve account to be established, requiring a minimum balance to be maintained at First Federal. The reserve account is used by First Federal to protect against excess interest payments to the automobile dealer due to loan prepayments, payoffs, or for repossession expenses plus any related losses. Minimum reserve balances and the method of disbursement are outlined in each Dealer Agreement. If the reserve account falls below the agreed upon levels, the automobile dealer is required to increase the balance up to the agreed upon minimum amount. Automobile dealers are also required to make an immediate deposit to cover any shortages under this type of a Dealer Agreement. At September 30, 1999, First Federal had $1.7 million of automobile loans requiring automobile dealer reserves.

      Consumer loans may entail greater risk than do residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles. First Federal makes a very limited amount of unsecured loans, which entail an even greater risk. Any repossessed collateral for a defaulted consumer loan may not always provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation of the vehicle or other collateral. In certain circumstances, such as the borrower filing Chapter 7 bankruptcy or First Federal being unable to locate the borrower, the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a borrower against an assignee of the loan, who may then be able to assert against the assignee, the claims and defenses that he or she has against the seller of the underlying collateral. Consumer loan delinquencies may increase over time as the loans age. Lastly, there can be no assurance that First Federal can collect any amount due under the applicable insurance policy. However, since First Federal's Second Chance Auto Loan Program began in December 1995, no claim timely filed for reimbursement for credit-default insurance has been denied by the credit-default insurance company.

      At September 30, 1999, 1.22% of First Federal's consumer loans were past-due over 90 days (nonperforming assets). However, there can be no assurance that First Federal's consumer loan delinquencies and repossessions will not increase in the future.

      Construction Lending. First Federal generally makes construction loans to individuals for the construction of their residences and generally to experienced homebuilders primarily for the construction of contracted-for (custom) residences, and also to a lesser degree primarily to experienced homebuilders for residences that have not been pre-sold when First Federal believes that the residence is priced and located so that it should be sold in the relatively short term.

      Construction loans to individuals for their residences generally have terms of nine months and are usually made on a non-amortizing (interest only, payable monthly), balloon basis, to be repaid from the permanent mortgage loan when the construction is completed. First Federal's construction loans are generally made either as the initial stage of a combination loan (i.e., with a commitment from First Federal to provide permanent financing upon completion of the project) or with a takeout obligation (commitment to provide permanent financing by a third party lender).

Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1999, First Federal had $4.8 million in residential construction loans, of which $3.9 million are to borrowers who have indicated to First Federal that they intend to live in the properties upon completion of construction.

      Residential construction loans are generally made up to a maximum loan-to-value ratio of 80% based on an independent appraisal and estimate of costs. Residential construction loans involve additional risk attributable to the fact that loan funds are advanced upon the security of the project under construction, which is more difficult to value prior to the completion of construction. Because of some uncertainties inherent in estimating construction costs and the market for the home upon completion, it is relatively difficult to evaluate the total loan funds required to complete a project, the related loan-to-value ratios, and the likelihood of ultimate success of the project. In evaluating a construction loan, First Federal considers the credit worthiness and reputation of the borrower and the experience and reputation of the contractor, the amount of the borrower's equity (down payment) in the project, independent appraisal valuations and review of cost estimates, and, if applicable, pre-construction sale and market information. Progress payments during construction of homes are generally made only after inspection by an independent, licensed real estate inspector. Residential construction loans to borrowers other than owner occupants also involve many of the same risks, discussed below, regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

     Commercial Real Estate Lending. In order to enhance the yield of its assets, First Federal originates a limited amount of construction and permanent loans secured by commercial real estate. First Federal's permanent commercial real estate loan portfolio includes loans secured by churches, small office buildings, and other small business properties. First Federal generally makes only commercial real estate loans secured by income producing property, and discourages large commercial real estate loans. At September 30, 1999, First Federal had two commercial real estate loans in excess of $500,000 that were secured by income-producing properties. These loans originated in July, 1998, and February, 1999, and had a balances of $511,000 and $737,000, respectively, at September 30, 1999 and are performing in accordance with their loan repayment terms.

      The following table presents information as to the locations and types of properties securing First Federal's commercial real estate loans at September 30, 1999.


                                    Number
                                      of      Principal
                                    Loans      Balance
                                ------------------------
                                  (Dollars in Thousands)
Bryan-College Station area:
  Churches...................           10       1,174
  Land.......................           27         794
  Multi-family residential...            3         437
  Retail.....................           16       2,244
  Office.....................            6         741
  Other......................            6         475
                                      ----      ------
  Total......................           68       5,865

      Commercial real estate loans included in First Federal's portfolio have terms generally ranging from 3 to 5 years with a balloon payment and 20-25 year amortization schedules.

      First Federal generally will not originate or purchase a commercial real estate loan with a balance of greater than 80% of the appraised value of the underlying collateral, subject to a lesser loan to value ratio as may be required by regulations. Land and developed building lot loans are individually negotiated and are secured by properties located in First Federal's principal market area where First Federal personnel are familiar with current market values and marketability. First Federal requires that any such appraisal be performed by independent, professionally designated and qualified appraisers. Senior management of First Federal reviews all independent appraisals prior to funding any loan. In originating or purchasing any loan, First Federal considers the creditworthiness of the borrower, the value of the underlying collateral and the level of experience and reputation of the contractor. In determining the borrower's creditworthiness, the Bank considers the character, experience, management ability and financial strength of the borrower as well as the ability of the property securing the loan to generate adequate funds to cover both operating expenses and debt service.

      Commercial real estate lending generally affords First Federal an opportunity to receive interest at rates generally higher than those obtainable from residential lending. Commercial real estate lending, however, entails a higher level of risk than loans secured by one- to four-family residences. This risk is primarily attributed to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project and thus, may be subject to a greater extent to adverse conditions in the real estate market or the economy generally. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. For these reasons, First Federal limits the amount of commercial real estate loans held in its loan portfolio. In order to manage interest rate risk, the maturities of these loans are generally short or the interest rates therein are adjustable.

      Commercial Business and SBA Lending. First Federal engages in a limited amount of commercial business lending, primarily to small businesses. These loans are generally made with adjustable interest rates, in order to limit interest rate risk. Many of these loans are SBA guaranteed; however, First Federal generally sells the guaranteed portion of the loan. The SBA guarantees up to 90% of the loan amount, which is backed by the full faith and credit of the U.S. Government. This guaranty generally ranges from 75% to 90% of the loan amount up to a maximum guaranteed loan amount of $750,000 subject to the type and term of the loan. The term of these SBA loans generally range from five to seven years for working capital loans and up to 25 years for loans secured by income-producing real estates. Interest rates for loans with maturities less than seven years cannot exceed 2.25% over WSJ Prime, and for those over seven years, 2.75% of WSJ Prime. These loans are attractive to borrowers because of the extended loan maturities and to the Bank, as lender, as the interest rates adjust and because the guaranteed portion of the loan can be sold in the secondary market. At September 30, 1999, First Federal had $3.0 million or 4.14% of First Federal's gross loan portfolio in commercial business loans outstanding of which $1.0 million represents the unguaranteed portion of SBA loans. As of the same date, First Federal's largest commercial business loan was a $508,000 floor plan line of credit to an automobile dealer, secured by vehicles. The next largest commercial business loan was a $170,000 floor plan line of credit to an automobile dealer and secured by vehicles. Each of these loans are performing in accordance with their respective loan repayment terms. First Federal discourages large commercial business lending because of the larger risk exposure to the Bank's capital if such loans do not perform.

      First Federal discourages unsecured loans. It also discourages loans secured by "soft collateral" such as inventory or accounts receivable, except where the borrower has a good credit history, debt-to-income ratio and the majority of the loan is guaranteed by the SBA. First Federal's policy is to generally make loans secured by "hard collateral," such as vehicles and improved real estate (primarily homes). Loans are generally made using "soft collateral" (such as inventory, accounts receivable, etc.) only when the majority of the loan is guaranteed by the SBA. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to repay from employment and other income and are secured by improved real property, business loans pose a higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the business and to a lesser extent, the borrower's net worth and liquid assets. First Federal's commercial business loans are generally secured by business assets such as accounts receivable, inventory and equipment and an SBA guaranty. As a result, the availability of funds for the repayment of business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loan may depreciate over time, may be difficult to appraise and may fluctuate in value based generally on the success of the business and the economy. Partial guarantees (75% or more) by the SBA are generally required for commercial business loans primarily secured by accounts receivable, inventory, equipment and other "soft collateral."

Loan Delinquencies; Nonperforming Assets and Classified Assets

      When a borrower fails to make a required payment on a loan, First Federal attempts to cause the deficiency to be cured by contacting the borrower as soon as possible. In most cases, deficien cies are cured promptly. After a payment is three days past due, First Federal's collections department will contact the borrower by telephone and letter and continue that contact on a regular basis. Between 30-45 days past due, First Federal may also send the borrower a demand letter. When deemed appropriate by senior management, First Federal institutes action to foreclose on or repossess the collateral. If foreclosed on, real property is sold at a public sale and may be purchased by a third party or by First Federal. Repossessed vehicles are generally analyzed by an independent automobile specialist, repaired and renovated accordingly by First Federal, and resold without warranty through First Federal's personnel and through select auto dealers and other independent parties. A decision as to whether and when to initiate foreclosure or repossession proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. First Federal aggressively pursues delinquent loans and as a result has experienced minimum foreclosure and losses thereon over the past three years.

      The following table sets forth information concerning delinquent mortgage and other loans at September 30, 1999 in dollar amounts and as a percentage of First Federal's total loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                     Loans Delinquent at September 30, 1999
                              ----------------------------------------------------
                                                                       Total
                                                         90 Days    Delinquent
                                30-59 Days  60-89 Days   and Over     Loans
                             ----------------------------------------------------
                                             (Dollars in Thousands)
Residential Real Estate:
  Number of loans.........          ---          12           8          20
  Amount..................         $---        $480        $851      $1,331
  Percent of total loans..          ---        1.43%       2.54%       3.97%

Commercial Real Estate:
  Number of loans.........          ---         ---         ---         ---
  Amount..................          ---         ---         ---         ---
  Percent of total loans..          ---         ---         ---         ---

Consumer:
  Number of loans.........          105          16          23         144
  Amount..................        1,013         162         295       1,470
  Percent of total loans..         4.05         .65        1.18        5.88


Total:
  Number of loans.........          105          28          31         164
  Amount..................       $1,013        $642      $1,146      $2,801
  Percent of total loans..         1.40         .89        1.59        3.88



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


                                         September 30,
                              --------------------------------
                                   1999      1998      1997
                              --------------------------------
                                  (Dollars in Thousands)
Non-accruing loans:
  Residential.................   $    21   $   ---   $   ---
  Consumer....................        11       ---         8
                                 -------   -------   -------
    Total.....................        32       ---         8
                                 -------   -------   -------

Accruing loans delinquent
 more than 90 days:
  Residential.................       851       446       370
  Commercial Real Estate......       ---       ---       ---
  Consumer....................       295       135       126
                                  ------   -------   -------
    Total.....................     1,146       581       496
                                  ------   -------   -------

Foreclosed assets:
  Residential.................       298       282       520
  Commercial real estate......       275       ---       ---
  Other Repossessed Assets
   (Vehicles)(1)..............       958       479       258
                                  ------   -------   -------
    Total.....................     1,531       761       778
                                  ------   -------   -------

Total non-performing assets...    $2,709   $ 1,342   $ 1,282
                                  ======   =======   =======
Total as a percentage of
 total assets at end of period      3.31%     1.62%     1.71%
                                  ======   =======   =======

-------------------

     (1) Reserves established and relating to individual vehicles are not reflected herein.

      For the most part, nonperforming assets at September 30, 1999, consisted of repossessed vehicles through the Second Chance Auto Loan Program totaling $958,000 which were awaiting sale, reimbursement by insurance companies for damage claims and reimbursement for credit-default insurance claims which had been timely filed, two residential homes and an office building/warehouse. The Combined Company generally expects the volume of repossessed vehicles to continue at the same rate (7% to 10%) as it has since the beginning of the Second Chance Auto Loan Program in December, 1995, and for the volume of repossessed vehicles to gradually increase at the same rate as this loan program expands.

      As of September 30, 1999, there were no concentrations of loans in any types of industry which exceeded 10% of First Federal's total loans, that are not included as a loan category in the table above.

      At September 30, 1999, nonaccrual loans totaled $32,000. Interest income recognized relative to non-performing loans during the year ended September 30, 1999 was not material.

     Other Loans of Concern. As of September 30, 1999, there was an aggregate of $1.5 million of loans which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some questions and/or doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming assets categories. None of these loans, however, were considered to be a "loss" at September 30, 1999.

      Classified Assets. Federal regulations require that each insured institution classify its own assets on a regular basis. First Federal classifies its assets no less than quarterly. In addition, in connection with examinations of insured institutions, the OTS has authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified "Loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances (reserves) for possible loan losses. If an asset or portion thereof is classified as a "Loss," the institution must either establish specific allowances (reserves) for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified "Substandard" or "Doubtful" may be included in determining the institution's regulatory capital under the risk-based capital standard, while specific loss allowances do not qualify as regulatory capital. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS District Director. Generally, all assets of First Federal which have been classified are included in the discussion above of other loans of concern and assets for which repayment by the borrower may be in doubt.

      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, First Federal's Board of Directors has established an Asset Review Committee, which regularly reviews all loans of any concern with senior management and applicable loan collection personnel, to determine which loans should be classified under applicable regulations. Classified assets loans, as described above, of First Federal at September 30, 1999 were as follows:


                               (In Thousands)

Substandard(1)............        2,607
Doubtful..................          ---
Loss......................          ---


--------------

(1) Includes $1.5 million of "other loans of concern" and also repossessed real estate (two single family residences and an office/warehouse) and repossessed vehicles awaiting sale, reimbursement by insurance companies for damage claims or reimbursements for claims submitted under credit-default insurance, which loans are also classified as "non-performing assets."

Allowance for Losses on Loans

      First Federal's policy is to establish allowances for loan losses based on historical data, economic trends and projections, an assessment of the borrower's overall financial condition, the type and value of any collateral securing such loans and other relevant factors. While the Combined Company believes that it uses the best information available to make such determinations, future adjustments could be necessary and net income could be affected if circumstances substantially differ from the assumptions used in making the initial determination.

      The following table sets forth an analysis of First Federal's allowance for loan losses.


                                           Year Ended September 30,
                                     ------------------------------------
                                         1999        1998        1997
                                     ------------------------------------
                                           (Dollars in Thousands)

Balance at beginning of period....        $307        $273        $247
Charge-offs......................          (92)        (75)         (5)
Recoveries........................           7          30           6

Provisions for losses on loans....         104          79          25
                                          ----        ----        ----
Balance at end of period..........        $326        $307        $273
                                          ====        ====        ====

Ratio of net charge-offs during
the period to average loans
outstanding during the period.....         .12%        .06%        .01%


      The allocation of the allowance for losses on loans at the dates indicated is summarized as follows:


                                          September 30,
                 -------------------------------------------------------------------------
                               1999                 1998                   1997
                 -------------------------------------------------------------------------
                              Percent of              Percent of               Percent of
                                Loan in                Loan in                  Loan in
                                 Each                    Each                    Each
                               Category                Category                 Category
                  Amount to   Total Loans  Amount to  Total Loans   Amount to  Total Loans
                 -------------------------------------------------------------------------
Real Estate......   $103         61.22%      $183       59.56%        $200        73.08%
Other............    223         38.78        124       40.44           73        26.92
                    ----        ------       ----      ------         ----       ------
   Total.........   $326        100.00%      $307      100.00%        $273       100.00%
                    ====        ======       ====      ======         ====       ======


      For information on First Federal's allowance for losses on foreclosed real estate, see Note 1 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 to this Form 10-KSB.

Investment Activities

      The Combined Company's liquid assets (other than loans, mortgage-backed securities receivable, and non-interest bearing deposits with the Federal Reserve Bank of Dallas), are invested primarily in interest-bearing deposits with the FHLB of Dallas, and FHLB stock. First Federal is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other security investments. First Federal maintains liquidity in excess of regulatory requirements. In addition, in order to ensure additional liquidity to meet large unanticipated needs for cash, First Federal maintains a $28.5 million borrowing authority at the FHLB of Dallas. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 1999, First Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 6.18% as compared to the regulatory requirement of 4%. At September 30, 1999, First Federal had no borrowings from the FHLB; however, First Federal had the ability, if needed, to borrow up to $28.5 million from the FHLB of Dallas for additional liquidity purposes.

      The following table sets forth the composition of the Combined Company's liquid assets at the dates indicated.


                                              At September 30,
                               ----------------------------------------------

                                      1999          1998           1997
                               ----------------------------------------------

                                  Book   Fair   Book    Fair   Book   Fair
                                 Value  Value  Value   Value   Value  Value
                               ----------------------------------------------
                                          (Dollars in Thousands)

Interest-bearing deposits...... $1,619 $1,619 $3,892  $3,892 $3,675 $3,675

FHLB stock.....................    404    404    382     382    896    896
                                ------ ------ ------  ------ ------ ------
     Total liquid assets and
      FHLB stock............... $2,023 $2,023 $4,274  $4,274 $4,571 $4,571
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

      Deposits. First Federal attracts both short-term and long-term deposits from its primary market area and has not actively sought deposits outside of this area. However, its strategic plan is to expand its deposit-gathering activities over the next three years to the "Texas Triangle" referred to previously herein. First Federal offers regular passbook accounts, NOW accounts, commercial and personal checking accounts (including its "Golden Eagle" checking, designed for persons of age

50 or more, its "30 Something" checking account designed for persons between 30 and 49 years of age, and its "Working People's" checking account), money market deposit accounts, fixed interest rate certificates of deposits with varying maturities, and negotiated rate $95,000 or above jumbo certificates of deposit ("Jumbo CDS"). At September 30, 1999, First Federal had $7.2 million in "Golden Eagle" accounts, $1.5 million in its "30 Something" accounts and $0.3 million in "Working People" accounts.

      Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. First Federal regularly evaluates the internal cost of funds, surveys rates and types of accounts offered by competing institutions, reviews its cash flow requirements for lending and liquidity and makes rate changes when deemed appropriate. In order to decrease the volatility of its deposits, First Federal imposes penalties of up to 30 days of interest for certificates maturing one year or less and 90 days for certificates over one year, on early withdrawal on its certificates of deposit. As are other financial institutions, First Federal has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. In addition, First Federal has not been willing to pay higher rates to retain deposits that may not be profitably deployed. First Federal does not have any brokered deposits and has no present intention to accept or solicit such deposits.

     In 1994, First Federal initiated its efforts to increase its depository accounts through a marketing campaign emphasizing the community involvement of First Federal with all segments of the population in its trade area. The measures undertaken in connection with this marketing campaign include meetings with many of the area's black church ministers and key representatives of their congregations in order to solicit their banking business and make loans to their churches for expansion and renovation and to individual church members, increasing the proportion of First Federal's employees that speak Spanish, advertising in Spanish language publications, making direct contact with local Hispanic community organizations and the planning of the opening of a new office at a later date in the north Bryan area with a significant Hispanic influence. The new building for the north Bryan facility is planned for occupancy and availability to customers on or before December 31, 1999. First Federal also increased its checking or transaction accounts through an aggressive marketing campaign aimed at, among others, local college students and faculty, and added a full-service branch in College Station, Texas, (immediately south of Bryan) that opened in the first half of 1994 and its new north Bryan full-service branch that opened in temporary quarters in June, 1998, at a key intersection of a principal north-south highway and a principal east-way highway through Bryan. This immediate area in north Bryan presently has no other banking facility nearby to service its financial needs.

      The following table sets forth the deposit flows at First Federal during the periods indicated. Net increase (decrease) refers to the amount of deposits during a period less the amount of withdrawals during the period.



                                   Year Ended September 30,
                            -----------------------------------

                                 1999        1998        1997
                            -----------------------------------
                                   (Dollars in Thousands)

Opening balance..........      $73,554     $58,808     $51,677
Net deposits
(withdrawals)............       (2,624)     12,557       5,308
Interest credited........        2,310       2,189       1,823
                               -------     -------     -------

Ending balance...........      $73,240     $73,554     $58,808
                               =======     =======     =======

Net increase (decrease)..      $  (314)    $14,746     $ 7,131
                               =======     =======     =======

Percent increase
 (decrease)(1)...........         (.43)%     25.07%      13.80%
                               =======     =======     =======
-------------------
(1) After two years of fast growth (averaging 20% a year in 1997 and 1998), management planned a "no -growth" strategy for deposits in the fiscal year ending September 30, 1999, in order to gradually increase ratios of capital to total assets and increase emphasis on profitability of First Federal, both goals were accomplished by First Federal.

      The following table sets forth the dollar amount of savings deposits, by interest rate range, in the various types of deposit programs offered by First Federal at the dates indicated.


                                                     At September 30,
                           --------------------------------------------------------------

                                     1999                 1998                 1997
                           --------------------------------------------------------------

                                        Percent              Percent             Percent
                           Amount      of Total   Amount    of Total   Amount   of Total
                           --------------------------------------------------------------
                                                 (Dollars in Thousands)
Certificate Accounts:

 0.00- 2.99%...............$     56      0.1%    $    45       0.1%    $    88      .2%
 3.00- 4.99%...............  26,281     35.8       5,509       7.5       4,250     7.2
 5.00- 6.99%...............  19,765     27.0      43,093      58.6      34,489    58.6
 7.00- 8.99%...............     930      1.3         911       1.2         978     1.7
                           --------    -----     -------     -----     -------   -----
Total Certificate Accounts.  47,032     64.2      49,558      67.4      39,805    67.7

Other Accounts:

Passbook Accounts..........   5,130      7.0       5,199       7.1       4,393     7.5
NOW Accounts..............   11,327     15.5       9,735      13.2       6,970    11.8
Money Market Accounts......   4,465      6.1       4,595       6.2       4,229     7.2
Commercial Checking
 Accounts..................   2,253      3.1       2,178       3.0       1,232     2.1
Other non-interest bearing
 accounts..................   3,033      4.1       2,289       3.1       2,179     3.7
Total Other Accounts.......  26,208     35.8      23,996      32.6      19,003    32.3
                           --------    -----     -------     -----     -------   -----
Total Deposits(1).......... $73,240    100.0%    $73,554     100.0%    $58,808   100.0%
                           ========    =====     =======     =====     =======   =====


            At September 30, 1999 scheduled maturities of certificates of deposit are as follows.


                                  At September 30,
                    -------------------------------------------
                                           2002 and
                       2000       2001    thereafter    Total
                    -------------------------------------------
0.00- 2.99%.........    $    56  $  ---   $    ---    $     56
3.00- 4.99%.........     23,212   2,516        553      26,281
5.00- 6.99%.........     15,328   3,268      1,169      19,765
7.00- 8.99%.........        930     ---        ---         930
                        -------  ------   --------    --------
     Total..........    $39,526  $5,784   $  1,722    $ 47,032
                        =======  ======   ========    ========

------------------

(1) After two years of fast growth (averaging 20% a year in 1997 and 1998), management planned a "no -growth" strategy for deposits in the fiscal year ending September 30, 1999, in order to gradually increase ratios of capital to total assets and increase emphasis on profitability of First Federal, both goals were accomplished by First Federal.

      The following table indicates the amount of First Federal's certificates of deposit by time remaining until maturity as of September 30, 1999.


                                                       Maturity
                                    ------------------------------------------------
                                    3 Months  3 to 6    6 to 12   Over 12
                                    or  Less  Months    Months     Months    Total
                                    ------------------------------------------------
                                                (Dollars in Thousands)

Certificates of deposit less than
 $100,000...........................  $ 8,996  $ 9,128   $13,568   $ 7,104  $38,796
Certificates of deposit of
 $100,000 or more...................    2,141    2,451     3,242       402    8,236
                                      -------  -------   -------   -------  -------
Total...............................  $11,137  $11,579   $16,810   $ 7,506  $47,032
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

      On April 1, 1998, the Holding Company issued $3,629,000 of 11 1/2% subordinated debentures due on March 31, 2003 (the "Debentures"). The proceeds from the issuance of the Debentures were used to partially fund the acquisition of First Federal stock by the Holding Company. Interest on the Debentures is payable quarterly on the fifteenth day of January, April, July and October of each year. See Note 13 to the Notes to Consolidated Financial Statements of the Combined Company.

     For additional information relating to borrowings, see Note 7 to the Notes to Consolidated Financial Statements of the Combined Company.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings during the periods indicated.


                                              Year Ended September 30,
                                        --------------------------------------
                                            1999        1998         1997
                                        --------------------------------------
                                                    (In Thousands)
Maximum Balance:
FHLB advances..........................      $   800     $10,000      $10,000
Debentures.............................        3,629       3,629          ---

Average Balance:
FHLB advances..........................      $   176     $ 3,984      $ 3,067
Debentures.............................        3,629       1,815          ---

      The following table sets forth certain information as to First Federal's FHLB advances and other borrowings at the dates indicated.


                                                  September 30,
                                        ------------------------------
                                           1999      1998      1997
                                        ------------------------------
                                               (In Thousands)

FHLB advances..........................    $  ---    $  800   $10,000
Debentures.............................     3,629     3,629       ---
                                           ------    ------   -------
Total borrowings.......................    $3,629    $4,429   $10,000
                                           ======    ======   =======

Weighted average interest rate of FHLB
advances...............................       ---%     5.43%     5.55%
Weighted average interest rate on
Debentures.............................     11.50%    11.50%      ---%


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

     First Federal's service corporation, First Service Corporation of Bryan, is currently inactive. At September 30, 1999, First Federal had a total investment of $13,000 in its service corporation. In 1999, the Holding Company organized Best of Texas, Inc., a proposed used car dealership organized for the purpose of selling used cars, including First Federal's repossessed vehicles. At September 30, 1999, the Holding Company had a total investment of $1,000 in this corporation. As of the same date, this corporation was inactive and in the process of making application for a dealership license with the State of Texas. See "Regulation - Federal Regulation of Thrift Institutions."


                                  REGULATION
General

      First Federal is a federally chartered thrift institution, the deposits of which are federally insured and backed by the full faith and credit of the U.S. government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of Dallas and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a financial institution holding company of First Federal, the Holding Company also is subject to federal regulation oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary thrift institution. First Federal is a member Savings Association Insurance Fund ("SAIF") and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal.

      Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.


Federal Regulation of Thrift Institutions

      The OTS has extensive authority over the operations of thrift institutions. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal began March 15, 1999, for books and records as of December 31, 1998. Under agency scheduling guidelines, it is likely that another examination will be initiated within 12 months of the last exam. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All thrift institutions are subject to a semi-annual assessment, based upon the thrift institution's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the expense of examinations for the fiscal year ended September 30, 1999, was $26,000.

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

      First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1999, First Federal's legal lending limit under this restriction was $874,000. First Federal is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

      First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against thrift institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

      The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC.

      Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve bank and thrift failures in the 1980s, equal to approximately 6.00 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.00 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to about 2.00 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2015.

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

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1999, the Bank did not have any intangible assets.

      The OTS regulations establish special capitalization requirements for thrift institutions that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. First Federal was not subject to any such deduction at September 30, 1999.

      At September 30, 1999, First Federal had tangible capital of $5.8 million, or 7.2% of adjusted total assets, which is approximately $2.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a thrift institution must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1999, First Federal had no intangibles which were subject to these tests.

      At September 30, 1999, First Federal had core capital equal to $5.8 million, or 7.2% of adjusted total assets, which is $2.6 million above the minimum leverage ratio requirement of 4% as in effect on that date.

       The OTS risk-based requirement requires thrift institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a thrift institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1999, First Federal had no capital instruments that qualify as supplementary capital and $326,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at September 30, 1999.

      In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

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

     On September 30, 1999, First Federal had total capital of $6.2 million and risk-weighted assets of $67.7 million, or total capital of 9.1% of risk-weighted assets. This amount was $734,000 above the 8% requirement in effect on that date. First Federal has very recently initiated a strategy to profitably sell some of its 100% risk-weighted loans in order to continue to increase its risk-weight capital ratio. This strategy was implemented in fiscal year ending September 30, 1999, resulting in profitable sales of 90% loan participations of Second Chance Auto Loans, which assisted in increasing risk-weight capital from 8.52% at September 30, 1998 to 9.08% at September 30, 1999.

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

      At September 30, 1999, First Federal fell within the regulatory definition of "adequately capitalized".

Regulatory Guidance on Subprime Lending

      In March 1999, the federal banking agencies issued an interagency guidance on subprime lending, which is defined in the guidance as extending credit to borrowers who have a significantly higher risk of default than traditional bank lending customers. The guidance applies to direct extensions of credit; the purchase of subprime loans from other lenders, including delinquent or credit impaired loans purchased at a discount; the purchase of subprime automobile or other financing paper from lenders or dealers; and the purchase of loan companies that originate subprime loans. The guidance provides that institutions should recognize the additional risks inherent in subprime lending and determine if these risks are acceptable and controllable given the institution's staff, financial condition, size and level of capital support. Institutions that engage in subprime lending in any significant way should have board-approved policies and procedures, as well as internal controls that identify, measure, monitor and control these additional risks. The agencies believe that the following items are essential components of a well-structured risk management program for subprime lenders:

            o      adequate planning and strategy;
            o      sufficient staff expertise;
            o      appropriate lending policy;
            o      thorough purchase evaluation;
            o      strong loan administration procedures;
            o      ongoing loan review and monitoring;
            o special care to comply with consumer protection laws and regulations;
            o adequate planning with respect to securitization and sale of subprime loans; and
            o periodic evaluation of the institution's subprime lending program.

      If the risks associated with this activity are not properly controlled, the banking agencies consider subprime lending a high-risk activity that is unsafe and unsound. In light of the higher risks associated with this type of lending, the agencies may impose higher minimum capital requirements on institutions engaging in subprime lending. Due to the high-risk nature of subprime lending, banking examiners will carefully evaluate this activity during regular and special examinations. We believe that the Bank is conducting its subprime lending operations in accordance with the guidance and that the guidance will have no material effect on the Bank's operations.

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

      The imposition by the OTS or the FDIC of any of these measures on the Holding Company or First Federal may have a substantial adverse effect on the Combined Company's operations and profitability.

Limitations on Dividends and Other Capital Distributions

      The OTS imposes various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the institution would be reduced below the amount required to be maintained for the liquidation account established in connection with the institution's mutual to stock conversion.

      First Federal may make a capital distribution without the approval of the OTS provided it notifies the OTS, 30 days before it declares the capital distribution and meets the following requirements: (i) has a regulatory rating in one of the two top examination categories, (ii) is not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and
(iii) the distribution does not exceed the institution's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If First Federal do not meet the above stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

Liquidity

      All thrift institutions, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what First Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all thrift institutions. At the present time, the minimum regulatory liquid asset ratio is 4%.

      In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term U.S Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement.

At September 30, 1999, First Federal was in compliance with both requirements, with an overall liquid asset ratio of 6.18% and a short-term liquid assets ratio of 6.18%.

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

Qualified Thrift Lender Test

      All thrift institutions, including First Federal are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a thrift institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the thrift institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1999, First Federal met the test at 72.06% QTL, and has always met the test since its effectiveness.

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

Community Reinvestment Act

      Under the Community Reinvestment Act ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire  community,  including  low and  moderate  income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of First Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the CRA in the past few years, First Federal may be required to devote additional funds for investment and lending in its local community.

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

Holding Company Regulation

      The Holding Company is a unitary savings and loan holding company and can engage in any safe and sound business that is lawful to conduct, subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-thrift institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary thrift institution. Otherwise, the Holding Company can engage in any safe and sound business, which is lawful to conduct for any type of business. The Holding Company is exploring offering a related business through another subsidiary of the Holding Company.

      As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another thrift institution as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than First Federal or any other

SAIF-insured thrift institution) would become subject to such restrictions unless such other institutions each qualify as a QTL and were acquired in a supervisory acquisition.

      If First Federal fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are much more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

      The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling thrift institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing thrift institution.

Federal Securities Law

      The stock of the Holding Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

      The Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW checking accounts). At September 30, 1999, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

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

      As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 1999, First Federal had $404,000 in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.0% and were 5.5% for fiscal year 1999.

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

      For the year ended September 30, 1999, dividends paid by the FHLB of Dallas to First Federal totaled $21,000, which constitute a $17,000 decrease from the amount of dividends received in fiscal year 1998. The $21,000 dividend received for the year ended September 30, 1999 reflects an annualized rate of 5.5%, or .48% below the rate for fiscal 1998.

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

      In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including First Federal, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as First Federal must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Combined Company does not believe that the legislation will have a material impact on the Combined Company. At September 30, 1999, First Federal had approximately $257,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

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

      A portion of First Federal's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1999, the portion of First Federal's reserves subject to this treatment for tax purposes totaled approximately $643,000.

      The Combined Company files a consolidated federal income tax return with First Federal on a fiscal year basis using the accrual method of accounting.

      Management is not aware of any examination of issues related to still open federal income tax returns (including returns of subsidiaries and predecessors of, or entities merged into, First Federal) which would result in a deficiency that could have a material adverse effect on the financial condition of the Combined Company.

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

Competition

      After two years of growth averaging 20% a year in 1997 and 1998, First Federal planned a "no-growth" or slight reduction in deposits during fiscal year ending September 30, 1999, in order to gradually increase its regulatory capital ratios and increase profitability. This plan was successful by increasing net profits from $628,000 in fiscal year ending September 30, 1998, to $814,000 in fiscal year ending September 30, 1999, with capital ratios increasing during this same period of time. As a result, First Federal's deposits decreased .43% in the fiscal year ending September 30, 1999, and its loan-to-deposit ratio was 97.9%, as of September 30, 1999; however, First Federal faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other thrift institutions, commercial banks and mortgage companies who also make loans located in First Federal's primary market area. First Federal competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of service it provides to borrowers.

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

      Checking accounts introduced by First Federal include accounts targeted to those individuals age 50 or over ("Golden Eagle Account") and age 30 to 49 ("30 Something Account"), both of which include special benefits and planned trips, along with its special "Working People's" checking account designed for the working people of the Brazos Valley.

     At September 30, 1999 there was one local, community-owned thrift institution (First Federal), one state savings bank and seven commercial banks with retail offices in Bryan-College Station, Texas, where First Federal's principal offices and full-service branches are located.

Employees

      At September 30, 1999, the Combined Company had a total of 63 full-time and 19 part-time employees. None of the Combined Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good, with a staff committed to the goals of the Combined Company.

Executive Officers Who are Not Directors

      The following information as to the business experience during the past five years is supplied with respect to each executive officer of the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

     William Wantuck. Mr. Wantuck joined First Federal in January 1999 as Executive Vice President and Chief Financial Officer. Mr. Wantuck supervises the accounting, regulatory reporting, loan administration, branch banking operations, management information systems and secondary mortgage loan marketing functions. Mr. Wantuck has been in banking since 1976, primarily with independent financial institutions, and has extensive experience in most operational areas of banking. Mr. Wantuck is a certified public accountant, a certified internal auditor and a certified financial services auditor. Mr. Wantuck is a member of the Audit Committee, the Asset Review Committee, the

Regulatory Compliance Committee, the Investment/Insurance and Finance Committee and is Chairperson of the Asset/Liability Committee.

     Mary L. Hegar. Ms. Hegar joined First Federal in 1977 and became Assistant Secretary/Treasurer in 1987 and was promoted to Senior Vice President/Financial and Regulatory. Ms. Hegar primarily coordinates the accounting functions of the Bank, monitors First Federal's investments and is responsible for regulatory reporting. Ms. Hegar is a member of the Asset/Liability Committee.

Item 2.  Description of Property

Offices

      First Federal owns the building and land for the Holding Company's and its executive office at 2900 Texas Avenue, Bryan, Texas, which was built in 1956 and acquired by First Federal in 1978. This office now has approximately 8,700 square feet and is situated on almost an acre of land with over 200 feet of frontage situated on the principal thoroughfare in Bryan-College Station. The depreciated net book value of this office and land (with recent improvements) was $732,000 at September 30, 1999. An expansion of 800 square feet was added in 1995, and additional drive-in facilities were added in 1994 and 1997. Additional land was acquired in fiscal 1998, located near First Federal's principal offices, to construct a new, larger drive-in facility when the need arises in the future. An additional expansion of approximately 1,000 square feet was added in fiscal 1999 to institute safe deposit service with over 700 new safe deposit boxes and increased spaces for its growing Note Department and for additional customer service.

      First Federal also opened and owns a branch office at 2202 Longmire in College Station in March of 1994, located adjacent to one of the key highway intersections in College Station. This office was renovated and expanded after its acquisition by First Federal from the FDIC. The office has approximately 2320 square feet and is situated on almost two acres of land, with adequate expansion space for the growth of the branch and the offices of First Federal's expanding Second Chance Auto Loan Program. The book value of this office and land was $301,000 at September 30, 1999.

      First Federal also acquired in fiscal 1998 approximately one acre of land at a key intersection of two major highways in north Bryan, as the site for its north Bryan full-service branch. It opened in June 1998, with a special bank modular facility pending construction of the permanent facility, which is tentatively schedule to commence before December 31, 1999. First Federal is very pleased to date with the acceptance by the community of this new facility. This branch is intended to better serve the Hispanic and minority community, working class population and other residents in this part of the community not presently served by a nearby banking facility. Management believes its current check clearing capability can service these additional accounts. The book value of this office and land was $302,000 at September 30, 1999.

     The  Bank   maintains  a  database  of  depositor  and  borrower   customer
information. The net book value of the data processing and computer equipment and software utilized by the Bank at September 30, 1999 was $164,000.

Item 3.  Legal Proceedings

      The Combined Company is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Combined Company believes that none of these lawsuits would, if adversely determined, have a material adverse effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 1999.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      Pages 56 and 57 of the Combined Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

      Pages 6   through  24 of the  Combined  Company's  1999  Annual  Report to
      Stockholders is incorporated herein by reference.

Item 7.  Financial Statements

      Pages 26 through 55 of the Combined Company's 1999 Annual Report to Stockholders are incorporated herein by reference.

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

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

      Information concerning Directors of the Combined Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held on February 24, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

      To the Combined Company's knowledge, based solely on a review of the copies of such reports furnished to the Combined Company and written representations that no other reports are required, during the fiscal year ended September 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.  Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held on February 24, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held on February 24, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held on February 24, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits
                                                       Reference to
                                                       Prior Filing
                                                        or Exhibit
  Regulation                                              Number
 S-B Exhibit                                             Attached
    Number                   Document                     Hereto
 ---------- -----------------------------------------  ------------
      2     Plan of acquisition, reorganization,           None
            arrangement, liquidation or succession

      3(a)  Certificate of Incorporation                     *

      3(b)  By-Laws                                          *

      4     Instruments defining the rights of securit       *
            holders, including debentures

      9     Voting Trust Agreement                         None

     10     Material contracts                               *

     11     Statement re: computation of per share       Not required

     12     Statement re:  computation of ratios         Not required

     13     Annual Report to Security Holders                13

     16     Letter re:  change in certifying                None
            accountants

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

     99     Additional Exhibits                              None

---------------------
* Filed as exhibits to the Combined Company's Form S-1 registration statement (File No. 333-28179) filed on May 30, 1997 pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


(b)   Reports on Form 8-K


      There were no reports on Form 8-K filed for the quarter ended September 30, 1999.

                                  SIGNATURES

      Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE BRYAN-COLLEGE STATION
                                    FINANCIAL HOLDING COMPANY


Date:  January 7, 2000              By:/s/ J. Stanley Stephen
       ---------------                 -----------------------------------
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



By:/s/ Richard L. Peacock            By:/s/ J. Stanley Stephen
   ------------------------------       ------------------------------
   Richard L. Peacock                   J. Stanley Stephen, President
    Chairman of the Board                and  Chief  Executive Officer
                                         (Principal Executive Officer)

Date:  January 7, 2000               Date:  January 7, 2000
      ---------------------------          ---------------------------


By:/s/ Ken L. Hayes                  By:/s/ Ernest A. Wentrek
   ------------------------------       ------------------------------
   Ken L. Hayes, Director               Ernest A. Wentrek, Director
                                         and Vice Chairman of the Board


Date:  January 7, 2000               Date:  January 7, 2000
      ---------------------------          ---------------------------


By:/s/ Charles Neelley                By:/s/ George Koenig
   -------------------------------       ------------------------------
   Charles Neelley                       George Koenig, Director
    Director, Secretary and Treasurer     and Executive Vice President
    of the Board of Directors


Date:  January 7, 2000                Date:  January 7, 2000
      ---------------------------           ---------------------------

By:/s/ Roland Ruffino                  By:/s/ Robert H. Conaway
   ---------------------------------      ------------------------------
   Roland Ruffino                         Robert H. Conaway
   Director                               Director


Date:  January 7, 2000                Date:  January 7, 2000
      ---------------------------           ---------------------------




By:/s/ Joseph W. Krolczyk                By:/s/ Gary A. Snoe
   ----------------------------------       -----------------------------
   Joseph W. Krolczyk                       Gary A. Snoe
   Director                                 Director


Date:  January 7, 2000                Date:  January 7, 2000
      ---------------------------           ---------------------------




By:/s/ William Wantuck                      By:/s/ Helen Chavarria
   ------------------------------------        -----------------------------
   William Wantuck                             Helen Chavarria
   Chief Financial Officer                     Director
    (Principal Financial and Accounting
     Officer)


Date:  January 7, 2000                 Date:  January 7, 2000
      ---------------------------            ---------------------------