Form 10QSB
period 1999-12-31
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2000-02-14
CIK 1030859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1999

  ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the transition period from -------------- to ------------------

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

                     2900 TEXAS AVENUE, BRYAN, TEXAS 77802
                     -------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                   No                               Yes   X
                      -----                             -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                             Shares Outstanding
              Class       as of January 24, 2000
              -----       ----------------------
          Common Stock            428,409

              THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                 BRYAN, TEXAS

                                  FORM 10-QSB

                     THREE MONTHS ENDED DECEMBER 31, 1999

                        PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
                                                                            Page

      Consolidated Statements of Financial Condition.........................3

      Consolidated Statements of Income......................................4

      Consolidated Statements of Changes in Stockholders' Equity.............5

      Consolidated Statements of Cash Flows..................................6

      Notes to Consolidated Financial Statements.............................7


ITEM  2  -  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................9


                        PART II - OTHER INFORMATION

Other Information...........................................................17

Signatures..................................................................18

       THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    December 31, 1999 and September 30, 1999
                                   (Unaudited)
                       In thousands, except per share data

-------------------------------------------------------------------------------------------

                                                               December 31,   September 30,
                                                                   1999           1999
                                                                   ----           ----
ASSETS
Cash and due from banks                                          $ 4,743        $ 3,086
Interest-bearing deposits in other financial institutions          1,539          1,619
                                                                 -------        -------
   Total cash and cash equivalents                                 6,282          4,705

Securities available for sale                                          5              5
Mortgage-backed securities held-to-maturity (fair value:
  December 1999 - $636; September 1999 - $667)                       659            692
Loans held for sale                                                3,379          2,464
Loans receivable, net                                             69,025         67,974
Federal Home Loan Bank stock                                         410            404
Servicing rights                                                     479            545
Repossessed assets                                                   590            937
Real estate owned and in judgment                                    530            548
Premises and equipment                                             2,294          2,099
Accrued interest receivable                                          641            613
Other assets                                                       1,523            883
                                                                 -------        -------

                                                                 $85,817        $81,869
                                                                 =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                      $73,614        $73,240
   Advance payments by borrowers for insurance and taxes             244            818
   Advance from Federal Home Loan Bank                             4,000             --
   Debentures                                                      3,629          3,629
   Accrued interest payable and other liabilities                  1,509          1,194
                                                                 -------        -------
                                                                  82,996         78,881

Minority Interest                                                    873            873

Stockholders' equity
   Common stock - par value $.01 per share;
     authorized 1,500,000 shares, issued 428,409
     at December 31, 1999 and September 30, 1999                       4              4
   Additional paid-in capital                                      1,849          2,060
   Retained earnings, substantially restricted                        95             51
                                                                 -------        -------
                                                                   1,948          2,115

                                                                 $85,817        $81,869
                                                                 =======        =======

       THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       In thousands, except per share data

--------------------------------------------------------------------------------

                                                              Three months ended
                                                                  December 31,
                                                              ------------------
                                                               1999        1998
                                                               ----        ----
Interest income
   Loans                                                     $ 1,785     $ 1,878
   Mortgage-backed securities                                      9          13
   Other                                                          32          66
                                                             -------     -------
     Total interest income                                     1,826       1,957

Interest expense
   Deposits                                                      766         861
   Other borrowings                                              121         109
                                                             -------     -------
     Total interest expense                                      887         970
                                                             -------     -------


NET INTEREST INCOME                                              939         987

Provision for loan losses                                         30          20
                                                             -------     -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN                     909         967

Noninterest income
   Service charges                                               173         198
   Net gain on sale of loans and mortgage servicing rights        51         139
   Servicing fee income net of amortization                       60          --
   Other                                                           7          63
                                                             -------     -------
     Total noninterest income                                    291         400

Noninterest expenses
   Compensation and benefits                                     666         548
   Occupancy and equipment expense                               124         133
   Federal insurance premiums                                     16          15
   Net loss on real estate owned                                   3          --
   Professional fees                                              41          55
   Data processing                                                67          62
   Other                                                         373         333
                                                             -------     -------
     Total noninterest expenses                                1,290       1,146
                                                             -------     -------


INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE         (90)        221

Income tax (benefit) expense                                     (23)         86
                                                             -------     -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                          (67)        135

Cumulative effect of a change in accounting principle           (100)         --
                                                             -------     -------

NET INCOME (LOSS)                                            $  (167)    $   135
                                                             =======     =======


EARNINGS (LOSS) PER SHARE:
   BASIC AND DILUTED                                         $  (.39)    $   .32
                                                             =======     =======

       THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           December 31, 1999 and 1998
                                   (Unaudited)
                       In thousands, except per share data

--------------------------------------------------------------------------------

                                                            Three months ended
                                                               December 31,
                                                            -------------------
                                                             1999     1998
                                                             ----     ----

Balance at beginning of period                              $2,115   $1,870

Net income (loss)                                             (167)     135
                                                            ------   ------

Balance at December 31,                                     $1,948   $2,005
                                                            ======   ======

       THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  In thousands

--------------------------------------------------------------------------------

                                                            Three months ended
                                                               December 31,
                                                            ------------------
                                                              1999        1998
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $  (167)    $   135
   Adjustments to reconcile net income to net
     cash from operating activities
     Depreciation                                                70          61
     Amortization of premiums and discounts on
       mortgage-backed securities, net                            1           1
     Net change in loans held for sale                         (884)        165
     Amortization of loan servicing rights                       66          --
     Amortization of deferred loan origination fees             186          12
     Net gains on sales of
       Mortgage loans                                           (31)       (110)
       Mortgage servicing rights                                (20)        (29)
     Provision for losses on loans and real estate owned         30          20
     Loss on sale of REO                                          3          --
     Federal Home Loan Bank stock dividend                       (6)         (6)
     Change in
       Accrued interest receivable                              (28)        (54)
       Other assets                                             140        (329)
       Accrued interest payable and other liabilities          (118)         51
                                                            -------     -------
         Net cash from operating activities                    (758)        (83)

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans receivable                          (1,245)       (583)
   Principal payments on mortgage-backed securities
     and collateralized mortgage obligations                     32          52
   Proceeds from maturity of securities                          --           5
   Proceeds from sale of mortgage servicing rights               20          29
   Investment in office properties and equipment, net          (265)        (47)
   Investment in real estate owned                               (9)         (4)
   Proceeds from sale of real estate owned                        2          --
                                                            -------     -------
     Net cash from investing activities                      (1,465)       (548)

Cash flows from financing activities
   Net increase in deposits                                     374       1,563
   Net decrease in advance payments by
     borrowers for insurance and taxes                         (574)       (625)
   Net change in advances from Federal
     Home Loan Bank                                           4,000         200
   Dividends paid                                                --          --
                                                            -------     -------
     Net cash from financing activities                       3,800       1,138
                                                            -------     -------

Net change in cash and cash equivalents                       1,577         507

Cash and cash equivalents at beginning of period              4,705       5,327
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 6,282     $ 5,834
                                                            =======     =======

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The Bryan-College Station Financial Holding Company (the "Company") and its wholly-owned subsidiary First Federal Savings Bank (the "Bank"), as of December 31, 1999 and September 30, 1999, and the results of its operations and cash flows for the three-month periods ended December 31, 1999 and 1998.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

The summary of changes in the allowance for loan losses is as follows:

                                                        Three months ended
                                                           December 31,
                                                        ------------------
                                                          (In thousands)
                                                           1999     1998
                                                           ----     ----

      Balances, beginning of period                      $  326   $  307
      Provision charged to operations                        30       20
      Charge-offs                                           (50)     (10)
      Recoveries                                              2        1
                                                         ------   ------

         Balances, end of period                         $  308   $  318
                                                         ======   ======


NOTE 3 - CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to average assets as defined. As of December 31, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as adequately under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. At December 31, 1999, the Bank did not meet the minimum requirement to be well capitalized under prompt corrective action regulations.

The following is a reconciliation of the Bank's capital under generally accepted accounting principles (GAAP) to regulatory capital at December 31, 1999.


                                                 Core       Risk based
                                                Capital       Capital
                                                -------       -------
      (In thousands)

     GAAP capital                               $5,663      $  5,663

     General valuation allowances                    -           308
                                                ------      --------

     Regulatory capital                          5,663         5,971

     Minimum capital requirement                 3,405         5,424
                                                ------      --------

     Excess regulatory capital over
       minimum requirement                      $2,258      $    547
                                                ======      ========



NOTE 4 - EARNINGS PER COMMON SHARE

Amounts reported as Earnings Per Common Share for the two quarters ended December 31, 1998 and 1998 reflect the earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options. Earnings per share for both periods has been restated to reflect a 10% common stock dividend declared in January 1999. The weighted average shares outstanding used to calculate earnings per share were 428,409 for the quarters ended December 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Bryan-College Station Financial Holding Company (the " Holding Company", and with its subsidiary, the "Company"), a Delaware corporation, was formed as of April 1, 1998 to act as a unitary thrift holding company for First Federal Savings Bank, Bryan, Texas ("First Federal" or the "Bank") by acquiring 100% of the stock of First Federal through the exchange of approximately 32% of First Federal common stock for Holding Company common stock and the purchase of approximately 68% of First Federal common stock for cash (the "Acquisition"). The Holding Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank outstanding upon completion of the Acquisition.

      First Federal is a federally chartered, independent thrift institution, headquartered in Bryan-College Station, Texas, which began operations in 1965. First Federal is predominantly a residential mortgage and consumer automobile lender, originating loans primarily in Bryan-College Station and the surrounding immediate trade area, and now expanding into the general trade area bordered by the growing "Texas Triangle" of Houston, Austin-San Antonio, and Dallas-Ft.Worth. First Federal originates a significant amount of consumer loans primarily secured by automobiles through selected automobile dealers. In addition, to a lesser extent, First Federal originates residential construction loans in its immediate trade area, Small Business Administration ("SBA") partially guaranteed loans throughout the "Texas Triangle", and small commercial real estate and small to medium commercial business loans. First Federal converted from the mutual to stock form of organization and recapitalized in 1993. First Federal began its transition to full-service banking in 1994 and 1995, and incurred the expenses associated therewith (such as new data processing, tellers and drive-in facilities). As a result of First Federal's transition to full-service banking, net income was $193,000 in fiscal year 1994 and $211,000 in fiscal year 1995. In fiscal year 1996, net income rose to $454,000 before a one-time charge of $220,000 to recapitalize the Savings Association Insurance Fund. In fiscal year 1997, net income rose to $605,000 and to $628,000 in fiscal year 1998. Net income for First Federal for the fiscal year ended September 30, 1999 was $815,000.

      Implementing new strategy, in 1994 and 1995, senior management of First Federal began expanding its core residential mortgage lending and by investing in innovative, niche business with higher risk-adjusted returns than residential loans such as its Second Chance Auto Loan Program, in order to compete more effectively in its "niche" market, increase the overall profitability of First Federal and enhance stockholder value. The Second Chance Auto Loan Program is an innovative loan program targeting non-prime vehicle loan borrowers. The Company. These loans are insured for credit default, generally up to $6,000 per loan in the event there is a deficiency between the unpaid balance of the loan and the resale price of the repossessed vehicle. In addition to its core residential mortgage and Second Chance Auto Loan Program lending business, since fiscal 1994 First Federal has increased its focus on the following products:

      O SBA loans (partially government guaranteed) throughout the "Texas Triangle" by utilizing First Federal's new designation as a certified SBA lender, and managed by an experienced & seasoned SBA loan originator hired in 1999.
      O   Direct consumer lending.
      O Commercial lending to small and medium-sized businesses, secured by "hard collateral" such as real estate and automobiles.
      O Commercial real estate lending, primarily to small and medium-sized businesses
      O   Home improvement loans.

      First Federal funds these lending products using a retail deposit base gathered in its home market of Bryan-College Station as well as in the surrounding counties of Burleson, Grimes, Leon, Madison, Robertson and Washington, which comprise its immediate trade area. Because of the unique charter granted to the Company which permits it to enter into any type of lawful business (subject to regulatory oversight), whether or not related to banking (as long as such business is safe and profitable), its strategic plan over the next three years is to safely and profitably diversify into different types of businesses, products and services and carefully expand further into this "Texas Triangle", including expanding the business of its primary operating subsidiary, First Federal (as its capital will permit) through strategically located, low-cost and profitable loan production offices and low-cost full-service mini-branches -- in order to enhance stockholder value now and in the future. First Federal currently operates three full-service offices and a mortgage lending office, two of which are located in Bryan (including its principal executive offices which are situated in the middle of the Bryan-College Station community), a new facility located at a key highway intersection in North Bryan, and one full-service branch in adjacent College Station, which is the home of the third largest university in the nation, Texas A&M University, and the George Bush Presidential Library, and a centrally located mortgage lending offices in College Station.

     First Federal has concentrated on the middle-class and blue-collar population as its targeted market in providing banking products and services, which had successfully led to its loan-to-deposit ratio of 97.9% at September 30, 1999 consisting primarily of performing short-term balloon and adjustable rate residential mortgage loans and consumer loans which are secured primarily by automobiles. Although its favorable loan demand enables the Bank to utilize all of its deposits to fund loan products, First Federal maintains additional liquidity through $28.5 million borrowing authority at the FHLB of Dallas ("FHLB of Dallas"). First Federal has a positive spread between the interest it earns on its loans and the interest it pays for deposits of 6.12% at December 31, 1999 as compared to 5.94% at September 30, 1999.

FINANCIAL CONDITION

      The Company's total assets increased by $3.9 million to $85.8 million at December 31, 1999 from $81.9 million at September 30, 1999, due to a planned growth in liquid assets to cover any extraordinary Y2K cash needs and prudent growth of the Company's loan portfolio. This increase consisted primarily of an increase in cash, loans held for sale, loans receivable and other assets.

      Net loans receivable (excluding loans held for sale) increased $1.0 million to $69.0 million at December 31, 1999, compared to $68.0 million at September 30, 1999. During the three months ended December 31, 1999, the Company originated $8.2 million of mortgage loans, including $7.6 million secured by one- to four-family residential loans. In addition, the Company originated $5.3 million in consumer loans, of which $2.8 million were Second Chance Auto Loan Program loans and $1.4 million in commercial business loans.

      Deposits increased $374,000 to $73.6 million at December 31, 1999, compared to $73.2 million at September 30, 1999. Other liabilities increased $3.8 million to $9.4 million at December 31, 1999, compared to $5.6 million at September 30, 1999, primarily as a result of an increase in advances from the FHLB of Dallas, offset by a decrease in escrowed funds for property taxes related to real estate loans held by the Bank.

      Stockholders' equity in the Company decreased $167,000 to $1.9 million at December 31, 1999 from $2.1 million at September 30, 1999 due to the net loss in the first quarter of the fiscal year.

ASSET/LIABILITY MANAGEMENT

      The Holding Company's subsidiary, First Federal Savings Bank, like all financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities (deposits) mature or reprice more rapidly, or on a different basis, than its interest-earning assets (loans), some of which may be longer term or fixed interest rate. As a continuing part of its financial strategy, First Federal continually considers methods of managing any such asset/liability mismatch, consistent with maintaining acceptable levels of net interest income and interest rate risk.

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

      As part of this strategy, management continues to emphasize growth in noninterest-bearing deposits such as checking accounts or lower interest-bearing savings deposits by offering full service retail banking to its targeted customer base. In order to minimize the possible adverse impact that a rise in interest rates may have on net interest income, First Federal has developed several strategies to manage its interest rate risk. Primarily, First Federal is currently selling all newly originated one-to four-family residential mortgage loans which are saleable in the secondary market--most of which are long-term fixed-rate loans. In addition, First Federal currently offers three-year fixed rate balloon loans and other adjustable rate loans, and has implemented an active, diversified short-term consumer lending program, giving First Federal an opportunity to reprice its loans on a more frequent basis.

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

      Presented below, as of September 30, 1999, the latest date for which information is available, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. As illustrated in the table, the NPV of First Federal is very rate insensitive. This occurs principally because, First Federal has a small portfolio of long-term fixed rate loans and as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, First Federal does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table. Even though the information presented reflects the Bank's interest rate risk position at the close of the prior quarter, management believes that this information is helpful in assessing First Federal's current interest rate risk position.

                                                   Acceptable
    Change in                                        Limits
  Interest Rate     Estimated   At September 30,   Established
                                      1999         by Board of
                                                    Directors
  (Basis Points)       NPV     $ Change % Change    % Change

                    (Dollars in Thousands)
       +300           8,322      -152      -2%         -10
       +200           8,474         0      +0%          -8
       +100           8,539       +65      +1%          -6
        0             8,474         0       0%           0
       -100           8,319      -155      -2%          -6
       -200           8,289     - 186      -2%          -8
       -300           8,516       +42      +0%         -10


      Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 200 basis point change in interest rates, First Federal would experience no change in NPV in a rising rate environment. As of September 30, 1999, a decrease in interest rates of 200 basis points would have resulted in a 2% decrease in the net portfolio value of First Federal.

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

NON-PERFORMING ASSETS AND LOAN LOSS PROVISION

      The provision for loan losses is based on management's periodic review of the Company's loan portfolio which considers, among other factors, past actual loan loss experience, the general prevailing economic conditions, changes in the size, composition and risks inherent in the loan portfolio, independent third-party loan reviews and specific borrower considerations such as the ability to repay the loan and the estimated value of the underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for estimated loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments that differ from those of management.

     The Company recorded a provision for loan losses in the amount of $30,000 for the three months ending December 31, 1999, as compared to a $20,000 provision for the same period in 1998. Management decided to increase the loan loss provision to reflect the growth in the loan portfolio. Total non-performing assets decreased during the three-month period ended December 31, 1999 to $2.0 million or 2.37% of total assets as compared to $2.7 million or 3.31% of total assets at September 30, 1999. Much of the decrease in non-performing assets was attributable to aggressive efforts to sell repossessed vehicles originated under the Second Chance Auto Loan Program. Included in the $2.7 million of non-performing assets were $221,000 and $500,000 representing loans and repossessed vehicles, respectively, from our Second Chance Auto Loan Program. The Company may recover all or a portion of any losses incurred upon the sale of any of these vehicles from its insurer.

RESULTS OF OPERATIONS

      The  Company's  results of operations  are primarily  dependent on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Interest income is a function of the average balances of interest-earning assets outstanding during the period and the average yields earned on such assets. Interest expense is a function of the average amount of interest-bearing liabilities outstanding during the period and the average rates paid on such liabilities. The Company also generates noninterest income, such as income from service charges and fees on checking accounts, loan servicing and other fees and charges and gains on sales of loans and servicing rights. The Company's net income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy and equipment expenses, and federal deposit insurance premiums. The Company intends to expand its credit-default insured Second Chance Auto Loan Program with additional select automobile dealers throughout the State of Texas, retaining a portion of these loans for its own portfolio while also selling loan participations in order to record gains on the sale of these loan participations, to maintain capital compliance and provide additional liquidity. As a part of expanding the Second Chance Auto Loan Program, the Company has experienced increased noninterest expense as a result of adding staff and other resources. The Company does not expect this trend to continue past the second quarter of the Company's fiscal year. The Company also anticipates increased loan sale activity beginning in the second quarter of the Company's fiscal year.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     The Company reported a net loss after taxes of $(167,000) for the three months ended December 31, 1999, a decrease of $302,000 as compared to net income of $135,000 reported for the three months ended December 31, 1998. The decrease in earnings, as discussed in more detail below, resulted primarily from a $131,000 decrease in the Company's interest income, a $109,000 decrease in noninterest income and an increase of $144,000 in noninterest expense, partially offset by a decrease of $83,000 in interest expense.

     Net interest income decreased $48,000 to $939,000 for the three months ended December 31, 1999 from $987,000 for the same period in 1998. This decrease was attributable primarily to a decrease in interest earned on loans receivable, primarily as a result of the sale of $2.6 million in loan participations in Second Chance Auto Loan Program loans partially offset by a decline in rates paid on the Bank's deposit liabilities. The spread between the average yield on interest earning assets and the average cost of funds increased to 6.12% at December 31, 1999 from 5.94% at September 30, 1999.

      Noninterest income decreased $109,000 to $291,000 for the three months ended December 31, 1999 from $400,000 for the three months ended December 31, 1998. This decrease can be attributed to a decline in gains on sale of loans. The Company recorded an $88,000 gain on sale of loans originated through its Second Chance Auto Loan Program in the three months ended December 31, 1998. In addition, during the three months ended December 31, 1998 the Company recorded $56,000 in other noninterest income resulting from a decrease in the credit default insurance reserve it was required to maintain with its insurer. The Company recorded net servicing income of $60,000 related to servicing Second Chance Auto Loan Program loan participations.

      Noninterest expense increased $144,000 to $1.3 million for the three months ended December 31, 1999 from $1.1 million for the three months ended December 31, 1998. Compensation and benefits increased $118,000 as a result of an increase in the number of employees due primarily to the expansion of the Second Chance Auto Loan Program and mortgage lending departments. Other noninterest expenses increased $40,000, which consisted of various items, including $15,000 of advertising and marketing expenses, an uninsured $12,000 fraud loss and miscellaneous expenses related to the termination of the Company's defined benefit pension plan and the administration of the Company's new 401(k) pension plan. The Company expensed all costs associated with the year 2000 or Y2K issue as those costs were incurred. The total cost of the Y2K project since commencement in October 1997 for the Company was approximately $250,000. No disruptions in systems, service to customers or operation of the Company were experienced as a result of reaching the year 2000. While unlikely, problems associated with Y2K may still occur as a result of noncompliant third parties. Management will continue to monitor all business systems and third party relationships to ensure that all systems and processes continue to function properly.

     Income tax expense decreased $ 109,000 to a benefit of $(23,000) for the three months ended December 31, 1999 from $86,000 for the three months ended December 31, 1998 due to the loss recorded before the provision for income tax and the cumulative effect of a change in accounting principle. The period reflected tax rates of 25.5% and 38.9% for December 31, 1999 and December 31, 1998, respectively.

     The Company recognized the cumulative effect of a change in accounting principle relating to the treatment of organization costs as a long-lived asset. Due to this change in generally accepted accounting principles, the remaining carrying value of this asset, of $100,000, was fully amortized on October 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of funds are deposits, checking accounts, principal and interest payments on loans and mortgage related securities, proceeds from sales of long term, fixed-rate residential mortgage loans and other funds provided from operations. Additionally, the Company in the past has borrowed funds from the FHLB of Dallas or utilized particular sources of funds based on need, comparative costs and availability at the time.

      While scheduled loan and mortgage-backed securities repayments, short-term investments, and FHLB of Dallas borrowings are relatively stable sources of funds, deposit flows are unpredictable and are a function of external factors including competition, the general level of interest rates, general economic conditions and most recently, the restructuring occurring in the banking industry.

      The Company maintains investments in liquid assets based on management's assessment of cash needs, expected deposit flows, availability of advances from the FHLB of Dallas, available yield on liquid assets (both short-term and long-term) and the objectives of its asset/liability management program. Several options are available to increase liquidity, including reducing loan originations, increasing deposit marketing activities, and increasing borrowings from the FHLB of Dallas.

      At December 31, 1999, the Company had commitments to originate loans, including loans in process, totaling $4.0 million. The Company also had $353,000 of outstanding unused lines of credit and $452,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. The Company also has the ability, if needed, to borrow up to $28.5 million from the FHLB of Dallas for liquidity purposes. At December 31, 1999, the Company had $4.0 million in advances outstanding from the FHLB of Dallas.

      Federal regulations require insured institutions to maintain minimum levels of liquid assets. As of December 31, 1999, the minimum regulatory liquidity requirement was 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1999, First Federal's regulatory liquidity ratio was 7.55%. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses.

      At December 31, 1999, the Bank had Core Capital of $5.7 million, or 6.65% of total assets, which was $2.3 million above the minimum capital requirement of $3.4 million or 4% of total assets.

     At December 31, 1999, the Bank had total Risk-based Capital of $6.0 million and risk-weighted assets of $67.8 million or total Risk-based Capital of 8.81% of risk-weighted assets. This amount was $547,000 above the minimum regulatory requirement to be adequately capitalized of $5.4 million, or 8.0% of risk-weighted assets.

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

      None

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE BRYAN COLLEGE STATION FINANCIAL
                                    HOLDING COMPANY


Date: February 14, 2000             /s/ J. Stanley Stephen
      -----------------             --------------------------------------------
                                    J. Stanley Stephen
                                    President and Chief Executive Officer






Date: February 14, 2000             /s/ William Wantuck
      -----------------             --------------------------------------------
                                    William Wantuck
                                    Chief Financial Officer