Form 10QSB
period 2000-03-31
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2000-07-07
CIK 1030859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MarkOne)

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

( )  Transition  Report  pursuant  to Section 13 or 15 (d) of the  Securities
     Exchange    Act    of    1934    For    the    transition    period    from

     ----------------------------- to -------------------------------

                         Commission File Number: 0-23323

               THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   36-4153491
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation of organization)


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

                                 No ___ Yes X___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Shares Outstanding
                     Class           As of June 9, 2000
                  ------------       ---------------

                  Common Stock            471,406

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                  BRYAN, TEXAS

                                   FORM 10-QSB

                        THREE MONTHS ENDED MARCH 31, 2000

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
                                                                            Page

   Consolidated Statements of Financial Condition..............................3

   Consolidated Statements of Income...........................................4

   Consolidated Statements of Cash Flows.......................................5

   Notes to Consolidated Financial Statements..................................6


ITEM 2 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................8


                           PART II - OTHER INFORMATION

Other Information.............................................................15

Signatures....................................................................16

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 2000 and September 30, 1999
                                   (Unaudited)
                  In thousands, except share and per share data
-------------------------------------------------------------------------------

                                                             March 31,   September 30,
                                                               2000          1999
                                                            ---------    -------------

ASSETS
Cash and due from banks                                      $  3,159      $  3,086
Interest-bearing deposits in other financial institutions       1,021         1,619
                                                             --------      --------
     Total cash and cash equivalents                            4,180         4,705

Securities available-for-sale                                       5             5
Securities held-to-maturity                                       578           692
Loans held for sale                                             4,954         2,464
Loans receivable, net                                          68,693        67,974
Federal Home Loan Bank stock                                      416           404
Non-mortgage servicing rights                                     411           545
Real estate owned                                                 299           548
Repossessed assets, net                                           581           937
Premises and equipment                                          2,258         2,099
Accrued interest receivable                                       590           613
Other assets                                                      853           883
                                                             --------      --------
                                                             $ 83,818      $ 81,869
                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                $ 76,283      $ 73,240
     Advance payments by borrowers for insurance and taxes        375           818
     Debentures (11.5%)                                         3,629         3,629
     Accrued interest payable and other liabilities             1,085         1,194
                                                             --------      --------
                                                               81,372        78,881

Minority interest                                                 873           873

Stockholders' equity
     Common stock - par  value  $.01 per  share;
         authorized 1,500,000  shares; 428,409 shares
         issued at September 30, 1999 and 471,406
         issued at March 31, 2000                                   5             4
     Additional paid-in capital                                 2,117         2,060
     Retained earnings (deficit)                                 (549)           51
                                                             --------      --------
                                                                1,573         2,115
                                                             --------      --------
                                                             $ 83,818      $ 81,869
                                                             ========      ========

            See accompanying notes to unaudited financial statements

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                    CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
               For the six months and three months ended March 31,
                                  2000 and 1999
                                   (Unaudited)
                       In thousands, except per share data
--------------------------------------------------------------------------------

                                                 Six Months Ended  Three Months Ended
                                                     March 31,         March 31,
                                                 ----------------  ------------------
                                                  2000      1999     2000       1999
                                                 ------   -------  --------   -------
Interest income
    Loans                                        $3,606   $ 3,673   $ 1,821   $1,795
    Mortgage-backed securities                       17        25         8       12
    Other                                            54       107        22       41
                                                 ------   -------   -------   ------
       Total interest income                      3,677     3,805     1,851    1,848

Interest expense
    Deposits                                      1,535     1,624       769      763
    Other borrowings                                244       217       123      108
                                                 ------   -------   -------   ------
       Total interest expense                     1,779     1,841       892      871
                                                 ------   -------   -------   ------
NET INTEREST INCOME                               1,898     1,964       959      977

Provision for loan losses                           237        50       207       30
                                                 ------   -------   -------   ------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                     1,661     1,914       752      947

Noninterest income
    Service charges                                 326       361       153      163
    Gain on sale of loans and mortgage
     servicing rights                               100       351        49      212
    Servicing fee income net of amortization        115       ---        55      ---
    Other                                            26       215        19      152
                                                 ------   -------   -------   ------
       Total noninterest income                     567       927       276      527

Noninterest expense
    Compensation and benefits                     1,313     1,143       647      595
    Occupancy and equipment expense                 276       275       152      142
    Federal insurance premiums                       25        32         9       17
    Net (gain) loss on real estate owned,
       including provision                            2        17        (1)      17
    Net loss on repossessed assets, including
       provision                                    298       129       297      129
    Professional fees                               115       136        74       81
    Data processing                                 141       125        74       63
    Office supplies                                  77        71        42       37
    Telephone                                        61        57        31       28
    Postage                                          66        54        37       22
    Other                                           475       451       197      213
                                                 ------   -------   -------   ------
       Total noninterest expense                  2,849     2,490     1,559    1,344
                                                 ------   -------   -------   ------
INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                             (621)      351      (531)     130

Income tax (benefit) expense                       (179)      104      (156)      18
                                                 ------   -------   -------   ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                   (442)      247      (375)     112

Cumulative effect of a change in accounting
   principle                                       (100)      ---       ---      ---
                                                 ------   -------   -------   ------
NET INCOME (LOSS)                                $ (542)  $   247   $  (375)  $  112
                                                 ======   =======   =======   ======
EARNINGS (LOSS) PER SHARE:
      Earnings/(loss per share before
        cumulative effect of a change in
        accounting principle                     $ (.94)  $  .63   $  (.80)   $  .29
      Cumulative effect of a change in
        accounting principle                       (.21)     ---       ---       ---
      Earnings/(loss) per share                  $(1.05)  $  .63   $  (.80)   $  .29

            See accompanying notes to unaudited financial statements

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 2000 and 1999
                                   (Unaudited)
                                  In thousands

--------------------------------------------------------------------------------

                                                             Six Months Ended
                                                                 March 31,
                                                           ------------------
                                                             2000       1999
                                                           --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                      $ (542)    $  247
    Adjustments to reconcile net income (loss)
      to net cash from operating activities
       Depreciation                                           149        167
       Amortization of premiums and discounts on
         investment and mortgage-backed securities, net         2          3
       Net change in loans held for sale                   (2,425)       378
       Net change in mortgage servicing rights                134       (298)
       Change in deferred loan origination fees                 8         32
       Net (gains) losses on sales of
          Mortgage loans                                      (65)      (280)
          Mortgage servicing rights                           (35)       (71)
          Real estate owned                                     3          9
          Repossessed assets                                  298        129
       Provision for losses on loans                          237         50
       Federal Home Loan Bank stock dividend                  (12)       (11)
       Cumulative effect of a change in accounting
          principle                                           100        ---
       Change in
          Repossessed assets                                   58        277
          Accrued interest receivable                          23        (18)
          Other assets                                        (70)    (1,059)
          Accrued interest payable and other liabilities     (109)      (164)
                                                          -------     ------
              Net cash used in operating activities        (2,246)      (609)

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in loans receivable                         (773)    (1,109)
    Principal payments on mortgage-backed securities
      and collateralized mortgage obligations                 112         99
    Proceeds from sale of mortgage servicing rights            35         71
    Investment in office properties and equipment, net       (308)      (182)
    Proceeds from sale of foreclosed real estate               98        199
    Capital expenditures on foreclosed real estate            (43)       (15)
                                                          -------     ------
       Net cash used in investing activities                 (879)      (937)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                3,043      2,157
    Net decrease in advance payments by
      borrowers for insurance and taxes                      (443)      (450)
    Net change in Federal Home Loan Bank advances             ---       (800)
                                                          -------     ------
       Net cash provided by financing activities            2,600        907
                                                          -------     ------
Change in cash and cash equivalents                          (525)      (639)

Cash and cash equivalents at beginning of period            4,705      5,327
                                                          -------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 4,180     $4,688
                                                          =======     ======

            See accompanying notes to unaudited financial statements

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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The
Bryan-College Station Financial Holding Company (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank, Bryan/College Station, Texas ("First Federal" or the "Bank") as of March 31, 2000 and September 30,
1999, and the results of its operations for the three-month and six-month periods ended March 31, 2000 and 1999.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

     The summary of changes in the allowance for loan losses is as follows: Six Months Ended March 31, (In thousands) 2000 1999

            Balances, beginning of period        $  326    $ 307
            Provision charged to operations         237       50
            Charge-offs                             (84)     (17
            Recoveries                                6        -
                                                 ------    -----

               Balances, end of period           $  485    $ 340
                                                 ======    =====

NOTE 3 - REPOSSESSED ASSETS

     The Company has a "Second Chance" loan program that originates loans to individuals with less than prime credit. These loans are insured by credit-default insurance for losses due to charge-offs and sales of repossessed assets. Repossessed assets are carried at the lower of cost or fair value adjusted for expected credit-default insurance proceeds. Subsequent to March 31, 2000, the Company has discontinued the Second Chance Auto Lending Program as further discussed under Item 2. - LIQUIDITY AND CAPITAL RESOURCES. The activity in the reserve for repossessed assets was as follows:

                                      Six Months Ended
                                          March 31,
                                       (In thousands)
                                       2000     1999
                                      ------   ------

              Beginning balance       $  21    $   60
              Provision                 203       129
              Charge-offs              (224)       (7)
                                      ------   ------

              Ending balance          $   -    $  182
                                      =====    ======

NOTE 4 - CAPITAL REQUIREMENTS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. In May 2000 the Office of Thrift Supervision (the OTS) formally designated the Bank to be in "troubled condition" and a "problem association" due to its total capital to risk-weighted assets ratio being only marginally above the minimum required amount. Because of this designation the OTS has applied various restrictions as further explained under
Item 2 - LIQUIDITY AND CAPITAL RESOURCES.

     At March 31, actual capital levels of the Bank and minimum required levels were:

                                                                      Minimum Required    Minimum Required
                                                                         for Capital         to Be Well
                                                       Actual         Adequacy Purposes     Capitalized
                                                   Amount   Ratio     Amount   Ratio       Amount   Ratio
                                                  -------   -----    -------   -----      -------   -----
2000
Total capital (to risk-weighted assets)           $5,822    8.47%    $5,497     8.00%      $6,871   10.00%
Tier 1 (core) capital (to risk-weighted assets)    5,337    7.77      2,748     4.00        4,122    6.00
Tier 1 (core) capital (to adjusted total assets)   5,337    6.39      3,355     4.00        4,176    5.00

1999

Total capital (to risk-weighted assets)           $6,042    8.99%    $5,377     8.00%      $6,721   10.00%
Tier 1 (core) capital (to risk-weighted assets)    5,702    8.48      2,689     4.00        4,033    6.00
Tier 1 (core) capital (to adjusted total assets)   5,702    6.89      3,310     4.00        4,138    5.00



NOTE 5 - EARNINGS/(LOSS) PER COMMON SHARE

     A reconciliation of the numerator and denominator of the earnings (loss) per common share computation for the periods ended March 31, 2000 and 1999 is presented below.

                                         Six Months Ended        Three Months Ended
                                             March 31,                 March 31,
                                         2000         1999        2000        1999
                                      ---------    ---------   ----------  ---------
                                                         (Dollars in thousands)
EPS COMPUTATION
Net income (loss)                     $    (542)   $     247   $    (375)  $     112
                                      ----------   ---------   ----------  ---------
Weighted average shares outstanding     471,209      389,436     471,209     389,436
                                      ---------    ---------   ---------   ---------
Earnings (loss) per common share      $   (1.15)   $    .63    $    (.80)  $     .29
                                      ==========   ========    ==========  =========


     The effect of stock options could potentially dilute basic earnings (loss) per share in the future but were not included in the computation of diluted earnings (loss) per share for the six months and three months ended March 31, 2000 and 1999 because to do so would have been anti-dilutive.


NOTE 6 - ORGANIZATION COSTS

     During 1999, a new accounting standard was effective which required the Company to charge the September 30, 1999 unamortized balance of $100,000 to expense in the first quarter of the 2000 fiscal year. The additional amortization was disclosed in the consolidated statements of income as a cumulative effect of a change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in understanding the financial condition and results of operations of The Bryan/College Station Financial Holding Company. The discussion includes comments relating to First Federal Savings Bank, Bryan, Texas since the Bank is wholly owned by the Company and comprises a majority of the assets and sources of income for the Company.

FINANCIAL CONDITION

         The Company's total assets increased by $1.9 million to $83.8 million at March 31, 2000 from $81.9 million at September 30, 1999. Net loans receivable (excluding loans held for sale) increased $0.7 million to $68.7 million at March 31, 2000, compared to $68.0 million at September 30, 1999. During the six months ended March 31, 2000, the Company originated $14.9 million of mortgage loans, including $10.8 million secured by one- to four-family residential loans. In addition, the Company originated $15.4 million in consumer loans, of which $5.6 million were Second Chance Auto Loan Program loans and $4.8 million in commercial business loans.

     Repossessed assets decreased from $937,000 at September 30, 1999 to $581,000 at March 31, 2000. This decrease was due primarily to the following: o In the quarter ended March 31, 2000, the Bank aggressively reviewed the repossessed vehicle valuation estimates and determined that the estimates of value were not supported and wrote down the balances based on the claim experience obtained with the credit default insurance coverage. Prior to this time, the Bank had little history with submitting claims with the credit default insurance, and carried the repossessed assets at their expected recovery value.
o The Bank also was more aggressive in pricing and selling repossessed vehicles beginning in the quarter ended March 31, 2000.

     Real estate owned decreased from $548,000 at September 30, 1999 to $299,000 at March 31, 2000 due to sales that resulted in a net loss of $3,000.

     Deposits increased $3.1 million to $76.3 million at March 31, 2000, compared to $73.2 million at September 30, 1999, offset by a decrease in escrowed funds for property taxes related to real estate loans held by the Bank.

     Stockholders' equity in the Company decreased $542,000 to $1.6 million at March 31, 2000 from $2.1 million at September 30, 1999 due to the net loss in the first half of the fiscal year. In addition, during the six months ended March 31, 2000, the Company issued a stock dividend of 42,997 shares.

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

     In order to monitor and manage interest rate sensitivity and interest rate spread, First Federal created an Asset/Liability Committee ("ALCO"), composed of its President/Chief Executive Officer, Executive Vice President/CFO, Senior Vice President/Financial and three outside Directors. The responsibilities of the ALCO are to assess First Federal's asset/liability mix and recommend strategies that will enhance income while managing First Federal's vulnerability to changes in interest rates.

     First Federal's asset/liability management strategy has two goals. First, the Bank seeks to build its net interest income and noninterest income, while adhering to its underwriting and lending guidelines. Second, First Federal seeks to increase the matching of its interest-earning assets with its interest-paying liabilities so as to reduce First Federal's overall sensitivity to changes in interest rates. There can be no assurance that this strategy will achieve the desired results and will not result in substantial losses in the event of an increase in interest rate risk.

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

     Presented below, as of March 31, 2000, the latest date for which information is available, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. As illustrated in the table, the NPV of First Federal is very rate insensitive. This occurs principally because, First Federal has a large portfolio of short-term (less than five years) or variable rate assets and as rates rise, these assets are less sensitive to increases in interest rate and prepayment speed. When rates decline significantly, First Federal does not experience a significant rise in market value for these loans for the same reasons. OTS assumptions are used in calculating the amounts in this table.

                                                        Acceptable Limits
         Change in                                       Established by
       Interest Rate  Estimated    At March 31, 2000   Board of Directors
      (Basis Points)     NPV     $ Change   % Change     % Change
                             (Dollars in Thousands)

         +300           8,929       -762        -8%         -10
         +200           9.252       -439        -5%          -8
         +100           9,518       -172        -2%          -6
            0           9,691          0         0%           0
         -100           9,722        +32         0%          -6
         -200           9,699         +8         0%          -8
         -300           9,852       +162        +2%         -10


     Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 200 basis point change in interest rates, First Federal would experience a 5% decrease NPV in a rising rate environment. As of March 31, 2000, a decrease in interest rates of 200 basis points would have resulted in no change in NPV of First Federal.

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

     The Company recorded a provision for loan losses in the amount of $237,000 for the six months ending March 31, 2000, as compared to a $50,000 provision for the same period in 1999. Management increased the loan loss provision because of the losses associated with the Second Chance Auto loan program during the quarter ended March 31, 2000. As a result of these losses, the Company has terminated its Second Chance Auto Lending program. Prior to fiscal year 2000, the Bank did not provide an allowance for anticipated loan losses on Second Chance Auto Loans. Management fully expected to collect any potential losses from the credit default insurance coverage, based on their interpretation of the policy coverage and based upon the expected recovery value of the vehicles. During the quarter ended March 31, 2000, both the insurance reimbursement realized on the repossessed vehicles and the actual recovery value of the vehicles were lower than expected, resulting in actual losses that were greater than anticipated. The allowance for loan losses is now calculated, taking into account the recent loss experience associated on the Second Chance Auto Loans.

     Total non-performing assets decreased for the period ended March 31, 2000 to $1.2 million or 1.46% of total assets as compared to $2.7 million or 3.31% of total assets at September 30, 1999. Much of the decrease in non-performing assets was primarily attributable to a $900,000 reduction in loan delinquencies.

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

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     The Company reported a net loss after taxes of $542,000 for the six months ended March 31, 2000, compared to net income of $247,000 reported for the six months ended March 31, 1999. The decrease in earnings, as discussed in more detail below, resulted primarily from a $360,000 decrease in the Company's noninterest income, a $359,000 increase in noninterest expense and a $187,000 increase in the provision for loan losses.

     Net interest income decreased $66,000 to $1,898,000 for the six months ended March 31, 2000 from $1,964,000 for the same period in 1999. This decrease was attributable primarily to a decrease in interest income of $128,000 due, in part, to the sale of $2.6 million in Second Chance Auto Loan participations in September 1999 partially offset by a decrease in interest expense of $62,000 in interest expense due to the maturation of higher yielding deposits and the reinvestment of these deposits into accounts paying lower rates. The spread between the average yield on interest earning assets and the average cost of funds increased to 6.12% at March 31, 2000 from 5.94% at March 31, 1999. The Company anticipates that this spread will decrease as lower yielding assets that exhibit less credit risk replace higher yielding Second Chance Auto Loans currently held in portfolio.

     Noninterest income decreased $360,000 to $567,000 for the six months ended March 31, 2000 from $927,000 for the six months ended March 31, 1999. This decrease can be attributed to a decline in gains on sale of loans. For the six months ended March 31, 1999, the Company recorded a $211,000 gain on sale of loans originated through its Second Chance Auto Loan Program, compared to $0 in the current fiscal year to date, and a $140,000 gain on sale of loans and servicing rights originated through its Mortgage Loan Production Office in the six months ended March 31, 1999, compared to $100,000 in the current fiscal year to date. In addition, for the six months ended March 31, 2000, the Company recorded a $189,000 decrease in other noninterest income primarily resulting from the recording of a refund of credit default insurance from its insurer and the recording of an after-tax casualty loss for hail damage to the premises of the Bank and to Bank-owned vehicles in the six months ended March 31, 1999. These decreases in noninterest income were partially offset by net servicing income of $115,000 related to servicing Second Chance Auto Loan Program loan participations. The Company is substantially dependent on its noninterest income in order to achieve net income. Gains on the sales of loans are dependent on various factors that are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities that would affect the level of net income or loss reported by the Company.

     Noninterest expense increased $359,000 to $2,849,000 for the six months ended March 31, 2000 from $2,490,000 for the six months ended March 31, 1999. Compensation and benefits increased $170,000 as a result of an increase in the number of employees due primarily to the expansion of the Second Chance Auto Loan Program and mortgage lending departments. The Company anticipates a commensurate decline in compensation and benefits due to the discontinuation of the Second Chance Auto Lending Program. Net loss on repossessed assets increased $169,000 primarily as a result of the write-down of asset valuation reflecting the change in the estimate of recovery value.

     Income tax expense (benefit) decreased $ 283,000 to $(179,000) for the six months ended March 31, 2000 from $104,000 for the six months ended March 31, 1999 due to the loss recorded before the provision for income tax. The period reflected tax rates of 29% and 30% for March 31, 2000 and March 31, 1999, respectively.

     The Company recognized the cumulative effect of a change in accounting principle relating to the treatment of organization costs as a long-lived asset. Due to a change in generally accepted accounting principles, the remaining value of this asset, of $100,000, was fully amortized at October 1, 1999.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     The Company reported net loss after taxes of $375,000 for the three months ended March 31, 2000, compared to net income of $112,000 reported for the three months ended March 31, 1999. The decrease in earnings, as discussed in more detail below, resulted primarily from a $251,000 decrease in the Company's noninterest income, a $215,000 increase in noninterest expense and a $177,000 increase in provision for loan loss.

     Net interest income decreased $18,000 to $959,000 for the three months ended March 31, 2000 from $977,000 for the same period in 1999. This decrease was attributable primarily to an increase of $15,000 in interest expense due to the increase in FHLB advances held by the Bank for Y2K liquidity purposes. The spread between the average yield on interest earning assets and the average cost of funds increased to 6.40% at March 31, 2000 from 5.87% at March 31, 1999. The Company anticipates that this spread will decrease as lower yielding assets that exhibit less credit risk replace higher yielding Second Chance Auto Loans currently held in portfolio.

     Noninterest income decreased $251,000 to $276,000 for the three months ended March 31, 2000 from $527,000 for the three months ended March 31, 1999. This decrease can be partially attributed to a decline in gains on sale of loans. For the three months ended March 31, 1999, the Company recorded a $131,000 gain on sale of loans originated through its Second Chance Auto Loan Program, compared to $0 in the current fiscal year to date, and an $81,000 gain on sale of loans and servicing rights originated through its Mortgage Loan Production Office in the three months ended March 31, 1999, compared to $49,000 in the three months ended March 31, 2000. In addition, for the three months ended March 31, 2000, the Company recorded a $133,000 decrease in other noninterest income primarily resulting from the recording of an after-tax casualty loss for hail damage to the premises of the Bank and to Bank-owned vehicles in the six months ended March 31, 1999. These decreases in noninterest income were partially offset by net servicing income of $55,000 related to servicing Second Chance Auto Loan Program loan participations. The Company is substantially dependent on its noninterest income in order to achieve net income. Gains on the sales of loans are dependent on various factors that are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities that would affect the level of net income or loss reported by the Company.

     Noninterest expense increased $215,000 to $1,559,000 for the three months ended March 31, 2000 from $1,344,000 for the three months ended March 31, 1999. Compensation and benefits increased $52,000 primarily as a result of an increase in the number of employees due primarily to the expansion of the Second Chance Auto Loan Program and mortgage lending departments. The Company anticipates a commensurate decline in compensation and benefits due to the discontinuation of the Second Chance Auto Lending Program. Net loss on repossessed assets increased $168,000 primarily as a result of the write-down of asset valuation reflecting the change in the estimate of recovery value.

     Income tax expense (benefit) decreased $174,000 to $(156,000) for the three months ended March 31, 2000 from $18,000 for the three months ended March 31, 1999 due to the loss recorded before the provision for income tax. The period reflected tax rates of 29% and 14% for March 31, 2000 and March 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans and other funds provided from operations. Additionally, the Company in the past has borrowed funds from the Federal Home Loan Bank of Dallas or utilized particular sources of funds based on need, comparative costs and availability at the time.

     While scheduled loan repayments, short-term investments, and FHLB of Dallas borrowings are relatively stable sources of funds, deposit flows are unpredictable and are a function of external factors including competition, the general level of interest rates, general economic conditions and most recently, the restructuring occurring in the banking industry.

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

     At March 31, 2000, the Company had commitments to originate loans, including loans in process, totaling $4.0 million. The Company also had $399,000 of outstanding unused lines of credit and $302,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. The Company also has the ability, if needed, to borrow up to $29.4 million from the FHLB of Dallas for liquidity purposes. At March 31, 2000, the Company had no advances outstanding from the FHLB of Dallas.

     Federal regulations require insured institutions to maintain minimum levels of liquid assets. As of March 31, 2000, the minimum regulatory liquidity requirement was 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2000, First Federal's regulatory liquidity ratio was 4.96%. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses.

     At March 31, 2000, the Bank had Core Capital of $5.3 million, or 6.39% of total assets, which was $2.0 million above the minimum capital requirement of $3.3 million or 4% of total assets.

     At March 31, 2000, the Bank had total Risk-based Capital of $5.8 million and risk-weighted assets of $68.7 million or total Risk-based Capital of 8.47% of risk-weighted assets. This amount was $325,000 above the minimum regulatory requirement of $5.5 million, or 8.0% of risk-weighted assets.

     In May 2000 the Office of Thrift Supervision formally designated the Bank to be in "troubled condition" and a "problem association" due to its total capital to risk-weighted assets ratio being only marginally above the minimum required amount after taking into account the losses associated with repossessed automobiles and the increase in the allowance for loan losses related to the Second Chance Auto Loan Program. As a result, the Bank is subject to growth restrictions limiting any increase in total assets during any quarter in excess of an amount equal to interest credited on deposits during the quarter without the prior written approval of the OTS, prior OTS review of all executive compensation, prior notice to OTS of all transaction between the Bank and its affiliates, such as the Company, and receipt of OTS approval prior to paying a dividend from the Bank to the Company. The Company does not expect these operating restrictions to have a material adverse effect on its operations; however, the Company's 11 1/2% debentures due March 31, 2003 require quarterly interest payments of approximately $105,000. The Company is dependent on dividends from the Bank in order to pay the interest on the debentures, next due July 15, 2000. Although the Company has applied to the OTS for a $120,000 dividend from the Bank in order to pay the interest on the debentures and operating expenses of the Company, there can be no assurance that the OTS will approve the dividend. Failure to timely pay the interest may result in a default under the indenture governing the debentures resulting in acceleration of the maturity of the outstanding $3,629,000 principal balance and a demand for payment from debenture holders that the Company could not currently meet.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"), issued in June 1998, must be adopted as of October 1, 2001. This Statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of the Statement, all derivatives must be recognized at fair value as either assets or liabilities in the statement of financial position. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this Statement to financial statements of prior periods is not permitted. Management anticipates the adoption of SFAS No. 133 will not have a material impact on the financial condition or operations of the Bank.

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

(a) On February 24, 2000 the Company held its Annual Meeting of Stockholders.

     (b) Stockholders  voted on the following  matters:

     (i)  The election of the following directors of the Company:

                                             VOTE             VOTES
                                              FOR            WITHHELD

                  Robert H. Conaway         281,501           2,510
                  Ken L. Hayes              283,669             343
                  George Koenig             283,702             310
                  Joseph W. Krolczyk        281,469           2,543
                  Charles Neelley           282,300           1,662
                  Richard L. Peacock        280,965           2,937
                  Roland Ruffino            281,359           2,543
                  Gary A. Snoe              281,359           2,543
                  J. Stanley Stephen        283,515             387
                  Ernest A. Wentrcek        280,965           2,937
                  Helen Chavarria           281,282           2,730

     (ii) The ratification of the appointment of Crowe, Chizek and Company LLP as Auditors of the Company for the fiscal year ending September 30, 1999:

                  VOTES             FOR         AGAINST ABSTAIN
                 282,150             0               1,752

ITEM 5.  OTHER INFORMATION

     The Company reported on May 5, 2000, that J. Stanley Stephen, a Director and the Chief Executive Officer of the Company and the Bank had announced his retirement. Subsequently, David R. Rinehart has been named President and Chief Executive Officer of the Company and the Bank. Mr. Rinehart has over 25 years of experience with different financial entities, including most recently as Senior Vice President/Strategic Planning of AEGIS Mortgage Corporation. Immediately before joining AEGIS Mortgage Corporation, Mr. Rinehart was the Executive Vice President and Chief Financial Officer of Fort Bend Holding Corp., and its subsidiary, Fort Bend Federal Savings and Loan Association from 1988 until Fort Bend's acquisition in 1999. In addition, William L. Wantuck, the Chief Financial Officer of the Company and the Bank has been named Chief Operating Officer of the Company and the Bank. Lastly, Directors Gary A. Snoe and Robert H. Conaway have been elected Chairman and Vice Chairman of the Board, replacing Richard L. Peacock and Ernest Wentrcek, who remain as Directors. Director Joseph W. Krolczyk was appointed Secretary and Treasurer of the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY


Date:  July 8, 2000          /s/ Gary Snoe
       ------------          ---------------------------------------------------
                             Gary Snoe
                             Chairman of the Board of Directors


Date:  July 8, 2000          /s/ William L. Wantuck
       ------------          ---------------------------------------------------
                             William L. Wantuck
                             Executive Vice President, Chief Operating Officer
                               and Chief Financial Officer