Form 10QSB
period 2000-06-30
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2000-08-14
CIK 1030859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 2000


( ) Transition Report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934


       For the transition period from -------------- to -----------------

                         Commission File Number: 0-23323


               THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           36-4153491
(State or other jurisdiction                              (I.R.S. Employer
of incorporation of organization)                         Identification No.)


2900 TEXAS AVENUE, BRYAN, TEXAS                                   77802
(Address of principal executive offices)                       (Zip Code)


                                 (979) 779-2900
               (Registrants telephone number, including area code)


Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    No (  )        Yes  (X)



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                      Shares Outstanding
                   Class             As of August 8, 2000
                ------------         --------------------
                Common Stock             471,406

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                                  BRYAN, TEXAS

                                   FORM 10-QSB


                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
                                                                        Page

  Consolidated Statements of Financial Condition..........................3

  Consolidated Statements of Income/ (Loss)...............................4

  Consolidated Statements of Cash Flows...................................5

  Notes to Consolidated Financial Statements..............................6


ITEM 2 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................8


                           PART II - OTHER INFORMATION

Other Information........................................................15

Signatures...............................................................16

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      June 30, 2000 and September 30, 1999
                                   (Unaudited)
                  In thousands, except share and per share data
--------------------------------------------------------------------------------

                                                  June 30,     September 30,
                                                    2000           1999
                                                ------------   ------------

ASSETS
Cash and due from banks                          $     4,172    $     3,086
Interest-bearing deposits in other
 financial institutions                                1,748          1,619
                                                 -----------    -----------
     Total cash and cash equivalents                   5,920          4,705

Securities available-for-sale                              5              5
Securities held-to-maturity                              559            692
Loans held for sale                                    4,196          2,464
Loans receivable, net                                 68,502         67,974
Federal Home Loan Bank stock                             429            404
 Servicing rights                                        345            545
Real estate owned                                        142            548
Repossessed assets, net                                  500            937
Premises and equipment                                 2,208          2,099
Accrued interest receivable                              605            613
Other assets                                             954            883
                                                 -----------    -----------
                                                 $    84,365    $    81,869
                                                 ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                    $    76,555    $    73,240
     Advance payments by borrowers for
       insurance and taxes                               571            818
     Debentures (11.5%)                                3,629          3,629
     Accrued interest payable and other
       liabilities                                     1,127          1,194
                                                 -----------    -----------
                                                      81,882         78,881
Minority interest                                        873            873

Stockholders' equity
     Common stock - par value $.01 per share;
           authorized  1,500,000  shares;
           428,409 shares issued at
         September 30, 1999 and 471,406 issued
           at June 30, 2000                                5              4
     Additional paid-in capital                        2,117          2,060
     Retained earnings (deficit)                        (512)            51
                                                 -----------    -----------
                                                       1,610          2,115
                                                 -----------    -----------
                                                 $    84,365    $    81,869
                                                 ===========    ===========

          See accompanying notes to consolidated financial statements

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                    CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
               For the nine months and three months ended June 30,
                                  2000 and 1999
                                   (Unaudited)
                       In thousands, except per share data
--------------------------------------------------------------------------------

                                         Nine Months Ended  Three Months Ended
                                               June 30,         June 30,
                                         -----------------  ------------------
                                           2000     1999     2000     1999
                                          ------   ------   ------   ------
Interest income
    Loans                                 $5,565   $5,508   $1,959   $1,835
    Mortgage-backed securities                25       37        8       12
    Other                                    105      139       51       32
                                          ------   ------   ------   ------
       Total interest income               5,695    5,684    2,018    1,879

Interest expense
    Deposits                               2,380    2,378      845      754
    Other borrowings                         350      324      106      107
                                          ------   ------   ------   ------
       Total interest expense              2,730    2,702      951      861
                                          ------   ------   ------   ------
NET INTEREST INCOME                        2,965    2,982    1,067    1,018

Provision for loan losses                    257       74       20       24
                                          ------   ------   ------   ------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                           2,708    2,908    1,047      994

Noninterest income
    Service charges                          528      565      202      204
    Gain on sale of loans and mortgage
      servicing rights                       176      447       76       96
    Servicing fee income, net of
      amortization                           148        -       33        -
    Other                                     30      264        4       49
                                          ------   ------   ------   ------
       Total noninterest income              882    1,276      315      349

Noninterest expense
    Compensation and benefits              1,990    1,737      677      594
    Occupancy and equipment expense          396      406      120      131
    Federal insurance premiums                35       48       10       16
    Net loss on real estate owned,
       including provision                     9       19        7        2
    Net loss on repossessed assets,
       including provision                   316      141       18      129
    Professional fees                        210      227       95       91
    Data processing                          216      190       75       65
    Office supplies                          113      108       36       37
    Telephone                                 93       89       32       32
    Postage                                   99       80       33       26
    Other                                    647      700      192      132
                                          ------   ------   ------   ------
       Total noninterest expense           4,144    3,745    1,295    1,255
                                          ------   ------   ------   ------
INCOME (LOSS) BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                   (554)     439       67       88

Income tax (benefit) expense                (149)     144       30       40
                                          ------   ------   ------   ------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                 (405)     295       37       48

Cumulative effect of a change in
  accounting principle                      (100)     ---      ---      ---
                                          ------   ------   ------   ------
NET INCOME (LOSS)                         $ (505)  $  295   $   37   $   48
                                          ======   ======   ======   ======

EARNINGS (LOSS) PER SHARE:
      Earnings/(loss) per share
        before cumulative effect of a
        change in accounting principle $ (.86) $ .69 $ .08 $ .10 Cumulative effect of a change in
         accounting principle               (.21)     ---      ---      ---
                                          ------   ------   ------   ------
      Earnings/(loss) per share           $(1.07)  $  .69   $  .08   $  .10
                                          ======   ======   ======   ======


          See accompanying notes to consolidated financial statements

               THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
                          BRYAN/COLLEGE STATION, TEXAS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 2000 and 1999
                                   (Unaudited)
                                  In thousands

--------------------------------------------------------------------------------

                                                     Nine Months Ended
                                                          June 30,
                                                   ---------------------
                                                     2000         1999
                                                   -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                              $  (505)     $   295
    Adjustments to reconcile net income
      (loss) to net cash from operating
      activities
    Depreciation                                       182          250
    Amortization of premiums and discounts on
       investment and mortgage-backed
       securities, net                                   2            4
    Net change in loans held for sale               (1,601)      (3,506)
    Net change in servicing rights                     200         (261)
    Change in deferred loan origination fees            37           39
    Net (gains) losses on sales of
          Mortgage loans                              (131)        (336)
          Mortgage servicing rights                    (45)        (111)
          Real estate owned                              9           (1)
          Repossessed assets                           316          141
    Provision for losses on loans                      257           74
    Federal Home Loan Bank stock dividend              (25)         (16)
    Cumulative effect of a change in
       accounting principle                            100          ---
    Change in
          Repossessed assets                           121         (665)
          Accrued interest receivable                    8          (49)
          Other assets                                (171)        (118)
          Accrued interest payable and
            other liabilities                          (67)         275
                                                   -------      -------
    Net cash used in operating activities           (1,313)      (3,985)

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change  in loans receivable                   (678)       2,352
    Principal payments on mortgage-backed
      securities and collateralized
      mortgage obligations                             131          146
    Proceeds from sale of mortgage
      servicing rights                                  45          111
    Investment in office properties and
      equipment, net                                  (291)        (307)
    Proceeds from sale of foreclosed
      real estate                                      311          205
    Capital expenditures on foreclosed
      real estate                                      (58)         (24)
                                                   -------      -------
       Net cash (used in) provided
         by investing activities                      (540)       2,483

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                         3,315          315
    Net decrease in advance payments by
      borrowers for insurance and taxes               (247)        (240)
    Net change in Federal Home Loan Bank advances      ---          200
                                                   -------     --------
       Net cash provided by financing activities     3,068          275
                                                   -------     --------
Change in cash and cash equivalents                  1,215       (1,227)

Cash and cash equivalents at beginning of period     4,705        5,327
                                                   -------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 5,920     $  4,100
                                                   =======     ========

          See accompanying notes to consolidated financial statements

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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The
Bryan-College Station Financial Holding Company (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank, Bryan/College Station, Texas ("First Federal" or the "Bank") as of June 30, 2000 and September 30, 1999, and the results of its operations for the three-month and nine-month periods ended June 30, 2000 and 1999.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

     The summary of changes in the allowance for loan losses is as follows:

                                            Nine Months Ended
                                                 June 30,
                                            ------------------
                                              2000       1999
                                            -------     ------
                                              (In thousands)

         Balances, beginning of period       $ 326      $ 307
         Provision charged to operations       257         74
         Charge-offs                          (117)       (31)
         Recoveries                             24          1
                                             -----      -----
              Balances, end of period        $ 490      $ 351
                                             =====      =====


NOTE 3 - RESERVE FOR LOSSES ON REPOSSESSED ASSETS

     The Company had a "Second Chance" loan program that originated loans to individuals with less than prime credit that was discontinued in the quarter ending June 30, 2000. These loans are insured by credit-default insurance for losses due to charge-offs and sales of repossessed assets. Repossessed assets are carried at the lower of cost or fair value adjusted for expected credit-default insurance proceeds. The activity in the reserve for repossessed assets was as follows:

                                          Nine Months Ended
                                               June 30,
                                          -----------------
                                           (In thousands)
                                           2000       1999
                                          ------    -------

             Beginning balance           $   21      $  60
              Provision                     282        141
              Charge-offs                  (247)       (60)
                                          -----      -----
              Ending balance              $  56      $ 141
                                          =====      =====

NOTE 4 - CAPITAL REQUIREMENTS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. In May 2000 the Office of Thrift Supervision (the OTS) formally designated the Bank to be in "troubled condition" and a "problem association" due to its total capital to risk-weighted assets ratio being only marginally above the minimum required amount. Because of this designation the OTS has applied various restrictions as further explained under
Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operation -LIQUIDITY AND CAPITAL RESOURCES.

     At June 30, actual capital levels of the Bank and minimum required levels were:

                                                                    Minimum Required    Minimum Required
                                                                      for Capital         to Be Well
                                                        Actual      Adequacy Purposes      Capitalized
                                                  ----------------  ------------------  ----------------
                                                   AMOUNT   RATIO   AMOUNT     RATIO    AMOUNT    RATIO
                                                  -------   -----   ------     -----    ------    -----
2000
----
Total capital (to risk-weighted assets)           $6,252    9.13%    $5,480     8.00%   $6,850    10.00%
Tier 1 (core) capital (to risk-weighted assets)    5,762    8.41      2,740     4.00     4,110     6.00
Tier 1 (core) capital (to adjusted total assets)   5,762    6.85      3,362     4.00     4,203     5.00

1999
----
Total capital (to risk-weighted assets)           $6,239    9.03%    $5,528     8.00%   $6,910    10.00%
Tier 1 (core) capital (to risk-weighted assets)    5,888    8.52      2,764     4.00     4,146     6.00
Tier 1 (core) capital (to adjusted total assets)   5,888    7.12      3,307     4.00     4,134     5.00


NOTE 5 - EARNINGS/(LOSS) PER COMMON SHARE

     A reconciliation of the numerator and denominator of the earnings (loss) per common share computation for the periods ended June 30, 2000 and 1999 is presented below. The weighted average common shares have been restated to reflect the stock dividend of 10% in January of 2000.

                             Nine Months Ended     Three Months Ended
                            --------------------   -------------------
                                  June 30,               June 30,
                            --------------------   -------------------
                              2000        1999       2000       1999
                            --------    --------   --------   --------
                                       (Dollars in thousands)
EPS COMPUTATION
Net income (loss)           $   (505)   $    295   $     37   $     48
                            --------    --------   --------   --------

Weighted average
  shares outstanding         471,406     471,406    471,406    471,406
                            --------    --------   --------   --------
Earnings (loss) per
  common share              $  (1.07)   $   .63    $    .08   $    .10
                            ========    ========   ========   ========

     The effect of stock options could potentially dilute basic earnings (loss) per share in the future but were not included in the computation of diluted earnings (loss) per share for the nine months and three months ended June 30, 2000 and 1999 because to do so would have been anti-dilutive.

NOTE 6 - ORGANIZATION COSTS

     During 1999, a new accounting standard was effective which required the Company to charge the September 30, 1999 unamortized balance of $100,000 to expense in the first quarter of the 2000 fiscal year. The additional amortization was disclosed in the consolidated statements of income/(loss) as a cumulative effect of a change in accounting principle.

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

FINANCIAL CONDITION

     The Company's total assets increased by $2.5 million to $84.4 million at June 30, 2000 from $81.9 million at September 30, 1999. Net loans receivable (excluding loans held for sale) increased $0.5 million to $68.5 million at June 30, 2000, compared to $68.0 million at September 30, 1999. During the nine months ended June 30, 2000, the Company originated $22.0 million of mortgage loans, including $17.8 million secured by one- to four-family residential loans. In addition, the Company originated $17.6 million in consumer loans, of which $7.0 million were Second Chance Auto Loan Program loans, and $6.9 million in commercial business loans.

     Repossessed assets decreased from $937,000 at September 30, 1999 to $500,000 at June 30, 2000. This decrease was due primarily to the following: o In the quarter ended March 31, 2000, the Bank aggressively reviewed the repossessed vehicle valuation estimates and determined that the estimates of value were not supported and wrote down the balances based on the claim experience obtained with the credit default insurance coverage. Prior to this time, the Bank had little history with submitting claims with the credit default insurance, and carried the repossessed assets at their expected recovery value.
o The Bank also was more aggressive in pricing and selling repossessed vehicles beginning in the quarter ended March 31, 2000.

     Real estate owned decreased from $548,000 at September 30, 1999 to $142,000 at June 30, 2000 due to sales that resulted in a net loss of $9,000.

     Deposits increased $3.4 million to $76.6 million at June 30, 2000, compared to $73.2 million at September 30, 1999, offset by a seasonal decrease in escrowed funds for property taxes related to real estate loans held by the Bank.

     Stockholders' equity in the Company decreased $505,000 to $1.6 million at June 30, 2000 from $2.1 million at September 30, 1999 due to the net loss in the first nine months of the fiscal year. In addition, during the nine months ended June 30, 2000, the Company issued a stock dividend of 42,997 shares.

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

                                                           Acceptable Limits
         Change in                         At               Established by
       Interest Rate    Estimated     March 31, 2000       Board of Directors
       -------------    ---------   ------------------     ------------------
       (Basis Points)      NPV      $ Change  % Change         % Change
                                  (Dollars in Thousands)

           +300           8,929      -762        -8%             -10%
           +200           9,252      -439        -5%              -8
           +100           9,518      -172        -2%              -6
              0           9,691         0         0%               0
           -100           9,722       +32         0%              -6
           -200           9,699        +8         0%              -8
           -300           9,852      +162        +2%             -10

     Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 200 basis point change in interest rates, First Federal would experience a 5% decrease in the NPV in a rising rate environment. As of March 31, 2000, a decrease in interest rates of 200 basis points would have resulted in no change in the NPV of First Federal. While the above estimates are based on data provided as of March 31, 2000, management believes that the Bank's interest rate risk as of June 30, 2000 has not significantly changed from the level indicated in the above table.

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

NON-PERFORMING ASSETS AND LOAN LOSS PROVISION

     The provision for loan losses is based on management's periodic review of the Company's loan portfolio which considers, among other factors, past actual loan loss experience, the general prevailing economic conditions, changes in composition and risks inherent in the loan portfolio, independent third-party loan reviews and specific borrower considerations such as the ability to repay the loan and the estimated value of the underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for estimated loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments that differ from those of management.

     The Company recorded a provision for loan losses in the amount of $257,000 for the nine months ended June 30, 2000, as compared to a $74,000 provision for the same period in 1999. For the quarter ended June 30, 2000, the Company recorded a provision for loan losses in the amount of $20,000, as compared to a $24,000 provision for the same period in 1999. Management increased the loan loss provision during the quarter ended March 31, 2000. As a result of these loan losses, the Company has terminated its Second Chance Auto Lending program. Prior to fiscal year 2000, the Bank did not provide an allowance for anticipated loan losses on Second Chance Auto Loans. Management fully expected to collect any potential losses from the credit default insurance coverage, based on their interpretation of the policy coverage and based upon the expected recovery value of the vehicles. During the quarter ended March 31, 2000, both the insurance reimbursement realized on the repossessed vehicles and the actual recovery value of the vehicles were lower than expected, resulting in actual losses that were greater than anticipated. The allowance for loan losses is now calculated, taking into account the recent loss experience associated on the Second Chance Auto Loans.

     Total non-performing assets decreased for the period ended June 30, 2000 to $1.2 million or 1.45% of total assets as compared to $2.7 million or 3.31% of total assets at September 30, 1999. Much of the decrease in non-performing assets was primarily attributable to a $611,000 reduction in loan delinquencies, a $406,000 reduction in real estate from foreclosure and a $437,000 reduction in repossessed vehicles.

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

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     The Company reported a net loss after taxes of $505,000 for the nine months ended June 30, 2000, compared to net income of $295,000 reported for the nine months ended June 30, 1999. The decrease in earnings, as discussed in more detail below, resulted primarily from a $183,000 increase in the provision for loan losses, a $394,000 decrease in the Company's noninterest income and a $399,000 increase in noninterest expense.

     Net interest income decreased $17,000 to $2,965,000 for the nine months ended June 30, 2000 from $2,982,000 for the same period in 1999. The spread between the average yield on interest earning assets and the average cost of funds increased to 6.52% at June 30, 2000 from 5.61% at June 30, 1999. The Company anticipates that this spread will decrease as lower yielding assets that exhibit less credit risk replace higher yielding Second Chance Auto Loans currently held in portfolio.

     Noninterest income decreased $394,000 to $882,000 for the nine months ended June 30, 2000 from $1,276,000 for the nine months ended June 30, 1999. This decrease can be attributed to a decline in gains on sale of loans. For the nine months ended June 30, 1999, the Company recorded a $211,000 gain on sale of loans originated through its Second Chance Auto Loan Program, compared to none in the current fiscal year to date, and a $236,000 gain on sale of loans and servicing rights originated through its Mortgage Loan Production Office in the nine months ended June 30, 1999, compared to $176,000 in the current fiscal year to date. In addition, for the nine months ended June 30, 1999, the Company recorded a $234,000 increase in other noninterest income primarily resulting from the recording of a refund of credit default insurance from its insurer and the recording of an after-tax casualty loss for hail damage to the premises of the Bank and to Bank-owned vehicles.. These decreases in noninterest income were partially offset by net servicing income of $148,000 related to servicing Second Chance Auto Loan Program loan participations. The Company is substantially dependent on its noninterest income in order to achieve net income. Gains on the sales of loans are dependent on various factors that are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities that would affect the level of net income or loss reported by the Company.

     Noninterest expense increased $399,000 to $4,144,000 for the nine months ended June 30, 2000 from $3,745,000 for the nine months ended June 30, 1999. Compensation and benefits increased $253,000 as a result of an increase in the number of employees due primarily to the expansion of the Second Chance Auto Loan Program and mortgage lending departments. The Second Chance Auto Lending Program was ended before June 30, 2000. As a result, there was a reduction in the number of employees and related compensation and benefit expenses The Company anticipates a decline in compensation and benefits in future periods due to the discontinuation of the Second Chance Auto Lending Program. Net loss on repossessed assets increased $187,000 primarily as a result of the write-down of asset valuation reflecting the change in the estimate of recovery value.

     Income tax expense (benefit) decreased $ 293,000 to $(149,000) for the nine months ended June 30, 2000 from $144,000 for the nine months ended June 30, 1999 due to the loss recorded before the provision for income tax. The period reflected tax rates of 27% and 33% for June 30, 2000 and June 30, 1999, respectively.

     The Company recognized the cumulative effect of a change in accounting principle relating to the treatment of organization costs as a long-lived asset. Due to a change in generally accepted accounting principles, the remaining value of this asset, of $100,000, was fully amortized at October 1, 1999.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     The Company reported net income after taxes of $37,000 for the three months ended June 30, 2000, compared to net income of $48,000 reported for the three months ended June 30, 1999. The decrease in earnings, as discussed in more detail below, resulted primarily from a $40,000 increase in the Company's noninterest expense, partially offset by an increase in net interest income.

     Net interest income increased $49,000 to $1,067,000 for the three months ended June 30, 2000 from $1,018,000 for the same period in 1999. This increase was attributable primarily to an increase of $139,000 in interest earned on assets partially offset by an increase in interest rates paid for deposits of $90,000. The spread between the average yield on interest earning assets and the average cost of funds increased to 6.52% at June 30, 2000 from 5.61% at June 30, 1999. The Company anticipates that this spread will decrease as lower yielding assets that exhibit less credit risk replace higher yielding Second Chance Auto Loans currently held in portfolio.

     Noninterest income decreased $34,000 to $315,000 for the three months ended June 30, 2000 from $349,000 for the three months ended June 30, 1999. This decrease can be partially attributed to a decline in gains on sale of loans. For the three months ended June 30, 1999, the Company recorded a $96,000 gain on sale of loans and servicing rights originated through its Mortgage Loan Production Office in the three months ended June 30, 1999, compared to $76,000 in the three months ended June 30, 2000. In addition, for the three months ended June 30, 1999, the Company recorded a $45,000 increase in other noninterest income primarily resulting from the recording of a refund of credit default insurance from its insurer.. This decrease in noninterest income was partially offset by net servicing income of $33,000 related to servicing Second Chance Auto Loan Program loan participations. The Company is substantially dependent on its noninterest income in order to achieve net income. Gains on the sales of loans are dependent on various factors that are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities that would affect the level of net income or loss reported by the Company.

     Noninterest expense increased $40,000 to $1,295,000 for the three months ended June 30, 2000 from $1,255,000 for the three months ended June 30, 1999. This increase was the result of increased compensation and benefits of $83,000 and a decline in net loss on repossessed assets from $18,000 for the quarter ended June 30, 2000 from $129,000 for the quarter ended June 30, 1999.

     Income tax expense (benefit) decreased $10,000 to $30,000 for the three months ended June 30, 2000 from $40,000 for the three months ended June 30, 1999 due to the loss recorded for the period. The period reflected tax rates of 45% for June 30, 2000 and June 30, 1999.

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

     At June 30, 2000, the Company had commitments to originate loans, including loans in process, totaling $2.5 million. The Company also had $602,000 of outstanding unused lines of credit and $150,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. The Company also has the ability, if needed, to borrow up to $29.4 million from the FHLB of Dallas for liquidity purposes. At June 30, 2000, the Company had no advances outstanding from the FHLB of Dallas.

     Federal regulations require insured institutions to maintain minimum levels of liquid assets. As of June 30, 2000, the minimum regulatory liquidity requirement was 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2000, First Federal's regulatory liquidity ratio was 7.59%. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses.

     At June 30, 2000, the Bank had Core Capital of $5.8 million, or 6.85% of total assets, which was $2.4 million above the minimum capital requirement of $3.4 million or 4% of total assets.

     At June 30, 2000, the Bank had total Risk-based Capital of $6.3 million and risk-weighted assets of $68.5 million or total Risk-based Capital of 9.13% of risk-weighted assets. This amount was $772,000 above the minimum regulatory requirement of $5.5 million, or 8.0% of risk-weighted assets.

     In May 2000 the Office of Thrift Supervision formally designated the Bank to be in "troubled condition" and a "problem association" due to its total capital to risk-weighted assets ratio being only marginally above the minimum required amount after taking into account the losses associated with repossessed automobiles and the increase in the allowance for loan losses related to the Second Chance Auto Loan Program. As a result, the Bank is subject to growth restrictions limiting any increase in total assets during any quarter in excess of an amount equal to interest credited on deposits during the quarter without the prior written approval of the OTS, prior OTS review of all executive compensation, prior notice to OTS of all transaction between the Bank and its affiliates, such as the Company, and receipt of OTS approval prior to paying a dividend from the Bank to the Company. The Company does not expect these operating restrictions to have a material adverse effect on its operations; however, the Company's 11 1/2% debentures due March 31, 2003 require quarterly interest payments of approximately $105,000. The Company is dependent on dividends from the Bank in order to pay the interest on the debentures, next due October 15, 2000. Although the Company will apply to the OTS for a dividend from the Bank in order to pay the interest on the debentures and operating expenses of the Company, there can be no assurance that the OTS will approve the dividend. Failure to timely pay the interest may result in a default under the indenture governing the debentures resulting in acceleration of the maturity of the outstanding $3,629,000 principal balance and a demand for payment from debenture holders that the Company could not currently meet.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

     The Board of Directors has established February 28, 2001 as the date for the 2000 annual meeting. In order to be eligible for inclusion in the Company's proxy materials for the next Annual Meeting of Stockholders, any stockholder proposal to take action at such a meeting must be received at the Company's main office located at 2900 Texas Avenue, Bryan, Texas 77802, no later than September 18, 2000. Any such proposals shall be subject to the requirements of the proxy rules adopted under the Securities Exchange Act of 1934, as amended. To be considered for presentation at next years annual meeting, although not included in the proxy statement, any shareholder proposal must be received at the Company's executive office on or before November 30, 2000. All stockholder proposals must comply with the Company's Bylaws and Delaware law.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE BRYAN COLLEGE STATION FINANCIAL
                                         HOLDING COMPANY


Date:  August 14, 2000                /s/ Gary Snoe
       --------------------           ------------------------------------------
                                      Gary Snoe
                                      Chairman of the Board of Directors




Date:  August 14, 2000                /s/ William L. Wantuck
       --------------------           ------------------------------------------
                                      William L. Wantuck
                                      Executive Vice President, Chief Operating
                                        Officer and Chief Financial Officer