Form 10KSB
period 2000-12-31
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2001-03-16
CIK 1030859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended September 30, 2000

OR

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to

            Commission File Number 0-23323

THE BRYAN-COLLEGE STATION FINANCIAL
HOLDING COMPANY
(Name of Small Business Issuer in its Charter)

Delaware	36-4153491
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2900 Texas Avenue, Bryan, Texas	77802
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (979) 779-2900

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $ .01 per share
(Title of Class)

        Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

        The Issuer had a $738,000 net loss for the fiscal year ended September 30, 2000.

        As of December 28, 2000, there were issued and outstanding 471,411 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

NEXT PAGE

PART I

Item 1.    Description of Business

General

        The Bryan-College Station Financial Holding Company (the "Holding Company" and, when referred to with First Federal Savings Bank, the "Company"), a Delaware corporation, was formed as of April 1, 1998 to act as a unitary thrift holding company for First Federal Savings Bank, Bryan, Texas ("First Federal" or the "Bank") by acquiring 100% of the stock of First Federal through the exchange of approximately 32% of First Federal common stock for Holding Company common stock and the purchase of approximately 68% of First Federal common stock for cash (the "Acquisition"). The Holding Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank outstanding upon completion of the Acquisition. The Acquisition was completed on April 1, 1998. All references to the Company, unless otherwise indicated, at or before April 1, 1998 refer to the Bank. First Federal converted from the mutual to stock form of organization and recapitalized in 1993.

        First Federal is a federally chartered, independent thrift institution, headquartered in Bryan-College Station, Texas, which began operations in 1965. First Federal is predominantly a residential mortgage lender, originating loans primarily in Bryan-College Station and the surrounding counties of Burleson, Grimes, Leon, Madison, Robertson and Washington, which comprise its immediate trade area. To a lesser extent, First Federal also originates residential construction loans in its immediate trade area, Small Business Administration ("SBA") partially guaranteed loans, and small commercial real estate and small to medium commercial business loans. Prior to June, 2000 First Federal had originated a significant amount of consumer loans primarily secured by automobiles through selected automobile dealers. These loans are partially insured against loss by credit-default insurance. The Company discontinued this program in response to its most recent examination by the OTS completed in June, 2000 which resulted in First Federal being designated to be in "troubled condition" and a "problem association" and First Federal entering into a Supervisory Agreement with the OTS. On March 2, 2001, the OTS notified First Federal that it was no longer designated to be in "troubled condition" and a "problem association." See "Regulation - Supervisory Agreement" for a discussion of regulatory restrictions imposed and the Supervisory Agreement entered into with the OTS as a result of the examination.

        First Federal funds the above lending products using a retail deposit base gathered in its home market of Bryan-College Station and its immediate trade area. First Federal currently operates three full-service offices and a mortgage lending office, two of which are located in Bryan (including its principal executive offices which are situated in the middle of the Bryan-College Station community), a new facility located in North Bryan, and one full-service branch and a mortgage lending office in adjacent College Station.

        The principal executive offices of the Holding Company and First Federal are located at 2900 Texas Avenue, Bryan, Texas 77802 and their telephone number at that address is (979) 779-2900.

NEXT PAGE

Forward-Looking Statements

        When used in this Annual Report on Form ("Form 10-KSB") or future filings by the Holding Company, with the Securities and Exchange Commission, in the Holding Company's, press releases or other public or shareholder communication, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "hope," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Holding Company, wishes to caution readers not to place undue reliance of any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the financial performance of any or all of these entities and could cause any or all of these actual entities results for future periods to differ materially from those anticipated or projected.

        The Holding Company, does not undertake, and specifically disclaims any obligations, to publicly release the result of any revisions which may be made to any forward-looking statements in order to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Area

        Bryan-College Station is in Brazos County, Texas and is located in the center of the growing "Texas Triangle", bordered by Houston, Austin-San Antonio, and Dallas-Ft. Worth. It is the home of Texas A&M University, which has an enrollment of over 43,000 students and is the third largest university in the nation -- and is also the home of the George Bush Presidential Library. It also is home to Blinn College's new campus, with a student body of approximately 10,000 students. Management considers the Bryan-College Station area, and the surrounding Texas counties of Brazos, Burleson, Grimes, Leon, Madison, Robertson, and Washington to be its primary-market and trade areas for deposits and lending activities.

Lending Activities

        General. The principal lending activities of First Federal are originating first mortgage real estate loans secured by owner occupied one- to four-family residential property, originating residential construction loans secured by owner occupied one- to four-family residential property, originating SBA and other small commercial loans and originating consumer loans.

        While a substantial portion of the loans originated for portfolio by First Federal are conventional residential mortgage loans (i.e., not guaranteed or insured by agencies of the federal government), which are secured by residential properties, most may not conform with all of the requirements for sale to Fannie Mae ("FNMA") or the Federal Home Loan Mortgage

NEXT PAGE

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

        In recent years, First Federal had significantly increased its consumer lending area in order to increase its risk-adjusted yield on these loans, consisting of consumer loans to individuals with less than prime credit primarily secured by vehicles and originated through indirect lending from automobile dealers under its Second Chance Auto Lending Program. At September 30, 2000, the unpaid principal balance of Second Chance Auto loans was $15.1 million. First Federal also originates residential construction loans, small commercial real estate and small to medium commercial business loans. In addition, First Federal originates SBA business loans as a Certified SBA lender. Generally, First Federal sells the SBA guaranteed portion of SBA loans and retains servicing for the entire loan.

        First Federal's policy is not to invest its loan portfolio in long-term, fixed rate mortgage-backed securities or retain long-term, fixed rate loans. In order to reduce First Federal's vulnerability to changes in interest rates, First Federal generally originates short-term three-year balloon and adjustable rate, one- to four-family residential mortgage loans, consumer loans (especially automobile loans) and short-term construction loans. At September 30, 2000, First Federal had $22.2 million of fixed-rate residential mortgage loans (primarily consisting of three-year balloon loans), $11.1 million of adjustable rate residential mortgage and $23.1 million of fixed rate consumer loans (predominately automobile loans with an average life of 30-34 months) out of a total of $71.4 million in total loans, including loans held-for-sale.

        Loan originations come primarily from advertising, walk-in customers, real estate brokers, homebuilders and referrals from existing customers. All loans that are originated for portfolio by First Federal are reviewed and approved by the Board of Directors.

NEXT PAGE

        Loan Portfolio Composition. The following table sets forth information concerning the composition of First Federal's loan portfolio (including loans held-for-sale) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
Residential	$33,319	44.87%	$33,436	46.35%	$32,846	44.50%
Residential held-for-sale	61.08		62.09		328.44
Commercial	5,096	6.86	5,865	8.13	4,616	6.26
Construction	6,926	9.33	4,800	6.65	6,166	8.36
Total real estate loans	45,402	61.14	44,163	61.22	43,956	59.56

Other Loans:
Consumer loans:
Secured by automobile	17,167	23.12	18,529	25.69	24,636	33.38
Secured by deposit accounts	872	1.17	1,080	1.50	951	1.29
Held for sale	3,811	5.13	2,402	3.33	---	---
Other	1,275	1.72	2,973	4.12	1,236	1.67
Total consumer loans	23,125	31.14	24,984	34.64	6,823	36.34
Commercial business loans	5,728	7.72	2,988	4.14	3,024	4.10
Total other loans	28,853	38.86	27,972	38.78	29,847	40.44
Total loans	74,255	100.00%	72,135	100.00%	73,803	100.00%

Less:
Undisbursed portion of construction loans	2,486		1,669		2,089
Net deferred fees and discounts	109		82		30
Deferred income	27		3		3
Allowance for losses on loans	415		326		307
Premiums, net of discounts	(215)		(383)		(620)
Net loans	$71,433		$70,438		$71,994

NEXT PAGE

        The following table shows the fixed- and adjustable-rate composition of First Federal's loan portfolio including loans held for sale at the dates indicated.

	September 30,
	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
Residential	$22,203	29.90%	$22,808	31.62%	$18,370	24.89%
Residential held-for-sale	61.08		62.09		328.44
Commercial	3,099	4.17	3,677	5.10	2,321	3.16
Construction	6,864	9.25	4,800	6.65	5,924	8.02
Total real estate loans	32,227	43.40	31,347	43.46	26,943	36.51
Consumer loans	19,314	26.01	22,582	31.31	26,823	36.34
Consumer held for sale	3,811	5.13	2,402	3.33	---	---
Commercial business loans	507.69		578.80		642.87
Total fixed-rate loans	55,859	75.23	56,909	78.90	54,408	73.72

Adjustable-Rate Loans:
Real estate:
Residential	11,116	14.97	10,628	14.73	14,476	19.61
Commercial	1,997	2.69	2,188	3.03	2,295	3.11
Construction	62.08		---	---	242.33
Commercial business loans	5,221	7.03	2,410	3.34	2,382	3.23
Total adjustable rate loans	18,396	24.77	15,226	21.10	19,395	26.28
Total loans	74,255	100.00%	72,135	100.00%	73,803	100.00%

Less:
Undisbursed portion of construction loans	2,486		1,669		2,089
Deferred fees and discounts	109		82		30
Deferred income	27		3		3
Allowance for losses on loans	415		326		307
Premiums, net of discounts	(215)		(383)		(620)
Net loans	$71,433		$70,438		$71,994

NEXT PAGE

        The following table shows the origination, purchase and repayment activities for loans of First Federal for the periods indicated.

	Years Ended September 30,
	2000	1999	1998
	(Dollars In Thousands)
Loans Funded:
Real estate - residential	$ 7,565	$19,541	$14,966
- commercial	1,583	1,940	2,269
- construction or development	14,744	10,623	10,880
Non-real estate - consumer	13,040	15,088	20,384
- commercial business	6,965	12,975	7,615
Total loans originated	43,897	60,167	56,114

Loans Sold:
Loans sold	2,989	15,852	8,571
Principal repayments and refinancings	38,788	45,983	42,455
Total reductions	41,777	61,835	51,026
Change in other items, net	1,125	112	1,669
Net increase (decrease)	$ 995	$ (1,556)	$ 6,757

        At September 30, 2000, First Federal serviced $4.8 million in loans for others, consisting primarily of SBA loans and loans originated under its Second Chance Auto Lending Program and subsequently sold.

NEXT PAGE

        The following schedule illustrates the maturities of First Federal's loan portfolio, including loans held-for-sale at September 30, 2000. Loans which have adjustable or renegotiable interest rates and amortizing loans are shown as maturing in the period during which the loan is contractually due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Residential(2)		Commercial		Construction		Consumer(2)		Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ended September 30,

2001(1)	$ 5,583	8.89%	$ 732	9.31%	$6,708	9.08%	$1,851	12.42%	$2,457	10.16%	$17,331	9.61%
2002 and 2003	14,870	8.78	833	9.50	---	---	10,528	15.08	701	10.76	26,932	11.32%
2004 and 2005	2,054	8.73	839	9.11	218	10.75%	10,533	16.16	814	9.01	14,458	14.21%
2006 to 2010	695	8.65	484	8.63	---	---	213	9.72	530	10.08	1,922	9.16%
2011 to 2020	1,533	8.62	1,368	9.85	---	---	---	---	930	11.55	3,831	9.77%
2021 and following	8,645	8.83	840	9.14	---	---	---	---	296	10.75	9,781	8.91%
	$33,380		$5,096		$6,926		$23,125		$5,728		$74,255

_____________

(1) Includes demand loans, loans having no stated maturity and overdraft loans.
(2) Includes loans held for sale.

NEXT PAGE

        The total amount of loans maturing after September 30, 2001, that have fixed rates of interest (including three-year balloon home loans and other types of loans with balloon maturities) is $39.3 million while the total amount of loans due after such date which have floating or adjustable rates of interest is $17.7 million.

        One- to Four-Family Residential Real Estate Lending. First Federal's primary lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences, and to a lesser degree on non-owner occupied one- to four-family residences. In order to increase the interest rate sensitivity of its residential loan portfolio, First Federal has emphasized the origination of non-FNMA and FHLMC conforming three-year balloon loans (generally with 30 year amortization schedules). At September 30, 2000, $22.2 million or 29.9%, of First Federal's gross loan portfolio consisted of fixed-rate loans on one- to four-family residences. Most of these loans were secured by residential properties located in the State of Texas, with a majority of the properties located in First Federal's primary market area. On September 30, 2000, 1.0% of all portfolio residential loans were 90 days or more past due.

        First Federal's residential loans are generally underwritten and documented to permit their sale in the secondary market. In the event they do not conform to FNMA and FHLMC secondary market standards, First Federal will determine whether or not such loans meet its credit-underwriting guidelines to be considered for approval for funding into First Federal's loan portfolio. First Federal evaluates both the borrower's ability to make principal and interest payments and the value of the property (and any other collateral) that will secure the loan. One- to four-family loan originations are generally made in amounts up to 90% of the cost or appraised value of the security property, whichever is lower. The determination as to lend in excess of 80% of the appraised value is made on a case-by-case basis and is based on a variety of factors, including the borrower's credit and payment history, length of employment, length of residence and other factors relating to the borrower's stability, debt-to-income ratio, as well as the quality of the property securing the loan. First Federal may require private mortgage insurance for its loans with loan-to-value ratios over 80%, that it retains in its portfolio. In those instances where First Federal does not require private mortgage insurance, in the event of a foreclosure, First Federal can be subject to a greater risk of loss on the foreclosure and disposition of such property. First Federal has, however, had a very limited loss experience on such loans. See "--Loan Delinquencies; Nonperforming Assets and Classified Assets."

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

NEXT PAGE

        Mortgage-Backed Securities. First Federal has a limited portfolio of mortgage-backed securities, all of which are held-to-maturity. Such mortgage-backed securities can serve as collateral for borrowings and through repayments, as a source of liquidity. For information regarding the carrying and market values of First Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

        Consistent with First Federal's asset/liability policy to minimize interest rate risk, approximately 98% of First Federal's mortgage-backed securities carry adjustable interest rates.

        The following table sets forth the book value of the Bank's mortgage-backed securities at the dates indicated.

	September 30,
	2000	1999	1998
	(Dollars in Thousands)
Issuers:

Federal Home Loan Mortgage Corporation	$373	$447	$655
Federal National Mortgage Association	149	245	299
Total	$522	$692	$954

NEXT PAGE

        The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at September 30, 2000. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable rate nature of these instruments.

	Due in
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Balance Outstanding
	(Dollars in Thousands)

Federal Home Loan Mortgage Corporation	$ ---	$ ---	$ ---	$ 1	$ 6	$54	$312	$373

Federal National Mortgage Association	---	---	---	---	---	31	118	149

Total	$ ---	$ ---	$ ---	$ 1	$ 6	$85	$430	$522

NEXT PAGE

        First Federal's mortgage-backed and other securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made in accordance with the policy and approval by its Investment Committee.

        Consumer Lending. Federal laws and regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans (First Federal generally discourages unsecured lending) up to a regulatory-defined maximum of 35% of their total assets less permissible investments in commercial paper and corporate debt. At September 30, 2000, such regulatory-defined consumer loans represented approximately 28% of First Federal's total assets. In addition, federal thrift institutions have lending authority above the 35% limit for certain consumer loans such as home improvement loans, mobile home loans, credit card loans and educational loans. First Federal generally discourages unsecured loans, or loans secured by "soft collateral" such as inventory, accounts receivable and special-purpose equipment except where the borrower is credit-worthy and the loan is partially guaranteed by the SBA.

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

        First Federal currently originates substantially all of its consumer loans in its primary market area. Direct consumer loans are made when First Federal extends credit directly to the borrower as compared to indirect loans made through automobile dealers selected by First Federal. In June, 2000, First Federal discontinued the origination of indirect automobile loans through its Second Chance Auto Lending Program.

        In September 1991, First Federal began purchasing motor vehicle installment sales contracts on an indirect basis from selected automobile dealers pursuant to an agreement established between the dealer and First Federal ("Dealer Agreement"). These installment sales contracts are not insured, and are underwritten pursuant to First Federal's own credit underwriting guidelines. Among other things, the Bank considers the market value, durability and useful life of the vehicle being financed in conjunction with the term of the loan, and the stability and creditworthiness of the buyer. Used vehicles are generally not financed longer than 60 months and only then when the vehicle is not older than two years and has no more than 30,000 miles of usage. Each sales contract is fully amortized and provides for level payments over the term of the contract. Most contracts are non-recourse to the originating automobile dealer (except for fraud) and are purchased, in First Federal's sole discretion, from the dealers on a case-by-case basis, after the Bank's review of the borrower's credit-worthiness and ability to pay the loan. First Federal also generally conducts a personal interview with the borrower prior to approving the loan.

        All automobile dealers enter into a Dealer Agreement with First Federal. The Dealer Agreement provides for a reserve account to be established, requiring a minimum balance to be maintained at First Federal. The reserve account is used by First Federal to cover potential repossession and any related losses, as well as to protect against early loan payoffs. Minimum reserve balances and the method of disbursement are outlined in each Dealer Agreement. If the reserve account falls below the agreed upon levels, the automobile dealer is required to increase the

NEXT PAGE

balance up to the agreed upon minimum amount. Automobile dealers are also required to make an immediate deposit to cover any shortages under this type of a Dealer Agreement. First Federal continues to originate indirect automobile loans under this program. At September 30, 2000, First Federal had $1.6 million of automobile loans requiring automobile dealer reserves.

        In December 1995, First Federal expanded its auto lending program by initiating a credit-default insured indirect automobile loan origination program for borrowers with less than prime credit, and involving automobile dealers selected by First Federal and located primarily in the "Texas Triangle" bordered by Houston, Austin, San Antonio and Dallas ("Second Chance Auto Loans"). Automobile dealers that sold loans pursuant to the Second Chance Auto Loan Program were not required to establish dealer reserves pursuant to their Dealer Agreement; however, the loan amount of the automobile sales contract was generally discounted from the dealer by First Federal prior to purchase.

        The Second Chance Auto Loan Program was underwritten according to the credit-underwriting guidelines developed by First Federal and agreed to by First Federal's credit-default insurer. Under these credit underwriting guidelines, the maximum amount financed could not exceed 125% of the manufacturer's suggested retail price for new vehicles or retail value for used vehicles as provided in the Southwest edition of the "NADA Official Used Car Guide." The amount financed could also include the cost of service, warranty contracts and premiums for credit life and disability insurance obtained in connection with the vehicle (such amounts in addition to the sales price, collectively referred to as "Additional Vehicle Costs"). The Bank primarily focused, however, on the ability and willingness of the borrower to repay the loan rather than the value of the underlying collateral. The amount financed by First Federal generally included the Additional Vehicle Costs, which were refunded pro rata as a credit to the loan in the event the borrower prepays the loan or the borrower defaults in payment of the loan and the vehicle is repossessed. First Federal required comprehensive insurance coverage on vehicles securing consumer loans, paid for by the borrower. However, First Federal paid for borrower credit-default insurance on its Second Chance Auto Loan Program.

        Second Chance Auto Loans were most recently insured by The Royal & Sun Alliance Company (which carries a rating of A-1 "Superior" by A.M. Best's, an insurance rating company) for credit-default by the borrower up to $6,000 per loan in the event there is a deficiency between the unpaid balance of the loan and the resale price of the repossessed vehicle. At September 30, 2000, $1.5 million of First Federal's Second Chance Auto Loans was insured by other insurers subject to their limitations, if any. On that date, Second Chance Auto Loans averaged, at the time of origination, $12,440 per loan.

        At September 30, 2000, Second Chance Auto Loans totaled $15.1 million while total automobile loans, including loans held for sale, totaled $21.0 million or approximately 29% of First Federal's gross loan portfolio.

NEXT PAGE

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

        At September 30, 2000, 1.95% of First Federal's consumer loans were past-due over 90 days (nonperforming assets). There can be no assurance that First Federal's consumer loan delinquencies and repossessions will not increase in the future.

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

        Construction loans to individuals for their residences generally have terms of nine months and are usually made on a non-amortizing (interest only, payable monthly), balloon basis, to be repaid from the permanent mortgage loan when the construction is completed. First Federal's construction loans are generally made either as the initial stage of a combination loan (i.e., with a commitment from First Federal to provide permanent financing upon completion of the project) or with a takeout obligation (commitment to provide permanent financing by a third party lender). Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 2000, First Federal had $4.4 million in residential construction loans, of which $1.9 million are to borrowers who have indicated to First Federal that they intend to live in the properties upon completion of construction.

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

NEXT PAGE

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

        Commercial Real Estate Lending. In order to enhance the yield of its assets, First Federal originates a limited amount of construction and permanent loans secured by commercial real estate. First Federal's permanent commercial real estate loan portfolio includes loans secured by churches, small office buildings, and other small business properties. First Federal generally makes only commercial real estate loans secured by income producing property, and discourages large commercial real estate loans. At September 30, 2000, First Federal had two commercial real estate loans in excess of $500,000 that were secured by income-producing properties. These loans were originated in May, 2000, and February, 1999, had balances of $627,000 and $710,000, respectively, at September 30, 2000 and are performing in accordance with their loan repayment terms.

        The following table presents information as to the locations and types of properties securing First Federal's commercial real estate loans at September 30, 2000.

	Number of Loans	Principal Balance
	(Dollars in Thousands)
Bryan-College Station area:
Churches	9	$1,064
Land	27	579
Multi-family residential	2	611
Retail	13	1,778
Office	5	644
Other	4	420
Total	60	$5,096

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

NEXT PAGE

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

        Commercial Business and SBA Lending. First Federal engages in a limited amount of commercial business lending, primarily to small businesses. These loans are generally made with adjustable interest rates, in order to limit interest rate risk. Many of these loans are SBA guaranteed and First Federal generally sells the guaranteed portion of the loan. The SBA guarantees up to 90% of the loan amount, which is backed by the full faith and credit of the U.S. Government. This guaranty generally ranges from 75% to 90% of the loan amount up to a maximum guaranteed loan amount of $750,000 subject to the type and term of the loan. The term of these SBA loans generally range from five to seven years for working capital loans and up to 25 years for loans secured by income-producing real estates. Interest rates for loans with maturities less than seven years cannot exceed 2.25% over WSJ Prime, and for those over seven years, 2.75% of WSJ Prime. These loans are attractive to borrowers because of the extended loan maturities and to the Bank, as lender, as the interest rates adjust and because the guaranteed portion of the loan can be sold in the secondary market. At September 30, 2000, First Federal had $5.7 million or 7.72% of First Federal's gross loan portfolio in commercial business loans outstanding of which $1.7 million represents the unguaranteed portion of SBA loans. As of the same date, First Federal's largest commercial business loan was a $395,000 floor plan line of credit to an automobile dealer, secured by vehicles. The next largest commercial business loan was a $150,000 floor plan line of credit to an automobile dealer and secured by vehicles. Each of these loans are performing in accordance with their respective loan repayment terms. First Federal discourages large commercial business lending because of the larger risk exposure to the Bank's capital if such loans do not perform.

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

NEXT PAGE

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

Loan Delinquencies; Nonperforming Assets and Classified Assets

        When a borrower fails to make a required payment on a loan, First Federal attempts to cause the deficiency to be cured by contacting the borrower as soon as possible. In most cases, deficiencies are cured promptly. After a payment is three days past due, First Federal's collections department will contact the borrower by telephone and letter and continue that contact on a regular basis. Between 30-45 days past due, First Federal may also send the borrower a demand letter. When deemed appropriate by senior management, First Federal institutes action to foreclose on or repossess the collateral. If foreclosed on, real property is sold at a public sale and may be purchased by a third party or by First Federal. Repossessed vehicles are generally analyzed by an independent automobile specialist, repaired and renovated accordingly by First Federal, and resold without warranty through First Federal's personnel and through select auto dealers and other independent parties. A decision as to whether and when to initiate foreclosure or repossession proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies.

NEXT PAGE

        The following table sets forth information concerning delinquent mortgage and other loans at September 30, 2000 in dollar amounts and as a percentage of First Federal's total loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent at September 30, 2000
	30-59 Days	60-89 Days	90 Days and Over	Total Delinquent Loans
	(Dollars in Thousands)
Residential Real Estate:
Number of loans	2	---	4	6
Amount	$ 145	---	$ 338	$ 483
Percent of total loans	.43%	---	1.01%	1.44%

Commercial Real Estate:
Number of loans	1	---	1	2
Amount	$ 62	---	$ 89	$ 151
Percent of total loans	1.21%	---	1.75%	2.96%

Consumer:
Number of loans	223	44	41	308
Amount	$2,046	$380	$451	$ 2,877
Percent of total loans	8.85%	1.64%	1.95%	12.44%

Total:
Number of loans	226	44	46	316
Amount	$2,253	$380	$878	$3,511
Percent of total loans	3.03%	.51%	1.18%	4.73%

NEXT PAGE

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

	September 30,
	2000	1999	1998
	(Dollars in Thousands)
Non-accruing loans:
Residential	$ ---	$ 21	$ ---
Consumer	---	11	---
Total	---	32	---

Accruing loans delinquent more than 90 days:
Residential	427	851	446
Commercial Real Estate	---	---	---
Consumer	451	295	135
Total	878	1,146	581

Foreclosed assets:
Residential(1)	399	298	282
Commercial real estate	---	275	---
Other Repossessed Assets (Vehicles)(1)	611	958	479
Total	1,010	1,531	761

Total non-performing assets	$1,888	$2,709	$1,342
Total as a percentage of total assets at end of period	2.22%	3.31%	1.62%
___________________

(1)     Reserves established and relating to individual properties and vehicles are not reflected herein.

        For the most part, nonperforming assets at September 30, 2000, consisted of repossessed vehicles totaling $611,000, which were awaiting sale, three residential homes and one building lot. Most of the loans on repossessed vehicles were made through the Second Chance Auto Loan Program, which has been terminated.

        As of September 30, 2000, there were no concentrations of loans in any types of industry which exceeded 10% of First Federal's total loans, that are not included as a loan category in the table above.

        Interest income recognized relative to non-performing loans during the year ended September 30, 2000 was not material.

        Other Loans of Concern. As of September 30, 2000, there was an aggregate of $1.4 million of loans which known information about the possible credit problems of the borrowers or the cash

NEXT PAGE

flows of the security properties have caused management to have some questions and/or doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming assets categories. None of these loans, however, were considered to be classified under federal regulations as substandard at September 30, 2000.

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

        In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, First Federal's Board of Directors has established an Asset Review Committee, which regularly reviews all assets of any concern with senior management and applicable loan collection personnel, to determine which assets should be classified under applicable regulations. Classified assets, as described above, of First Federal at September 30, 2000 were as follows:

(In Thousands)
Substandard(1)	$1,810
Doubtful	14
Loss	---
Total	$1,824
______________

(1)    Includes $1.0 million of "substandard loans" and also repossessed real estate (three single family residences and a residential lot) and repossessed vehicles awaiting sale.

NEXT PAGE

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

        Because some loans may not be repaid in full, the Company has established an allowance for loan losses. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates that are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

        The Company measures impaired loans based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to be increased, such increase is reported as a provision for loan losses.

        Smaller balance homogeneous loans are defined as residential first mortgage loans secured by one-to-four-family residences, residential construction loans, and consumer loans and are evaluated collectively for impairment. Commercial real estate loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans that must be evaluated for impairment. In general, loans classified as "doubtful" or "loss" are considered impaired while loans classified as "substandard" are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors that identify a credit for consideration for measurement of impairment or nonaccrual are similar, the measurement considerations differ. A loan is impaired when the economic value estimated to be received is less than the value implied in the original credit agreement. A loan is placed in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection. Although impaired loan and nonaccrual loan balances are measured differently, impaired loan disclosures do not differ significantly from nonaccrual and renegotiated loan disclosures.

NEXT PAGE

        During the year ended September 30, 2000, the Company increased the allowance for loan losses. This was a direct result of losses incurred on the Second Chance Auto Lending Program. As a result of these loan losses and the most recent examination by the OTS, the Company has terminated its Second Chance Auto Lending program. Prior to fiscal year 2000, the Bank did not provide an allowance for anticipated loan losses on Second Chance auto Loans. Management fully expected to collect any potential losses from the credit default insurance coverage, based on their interpretation of the policy coverage and based upon the expected recovery value of the vehicles. During the year ended September 30, 2000, both the insurance reimbursement realized on the repossessed vehicles and the actual recovery value of the vehicles were lower than expected, resulting in actual losses that were greater than anticipated. The allowance for loan losses is now calculated taking into account the recent loss experience associated on the Second Chance Auto Loans.

        In addition the Company also has allowances established for repossessed assets and insurance claims. Automobiles acquired through repossession are carried at the lower of cost or fair value (including estimated insurance reimbursements) less estimated costs to sell. Credit-default insurance claims are carried at the amount for which the claim was filed. Losses on disposition, including expenses incurred in connection with the disposition, and uncollected insurance claims, are charged to operations. Valuation allowances are recognized when the fair value ( including estimated insurance reimbursements) less estimated costs to sell the repossessed asset or the insurance claim receivable is determined to be less than carrying value of the asset. Changes in the valuation allowance are charged or credited to income.

        Real estate owned acquired through foreclosure and similar proceedings is carried at the lower of cost or fair value less estimated costs to sell. Losses on disposition, including expenses, incurred in connection with the disposition, are charged to operations. Valuation allowances are recognized when the fair value less estimated selling expenses is determined to be less than the cost of the asset. Changes in the valuation allowance are charged or credited to income.

        The following table sets forth an analysis of First Federal's allowance for loan losses.

	Year Ended September 30,
	2000	1999	1998
	(Dollars in Thousands)

Balance at beginning of period	$326	307	$273
Charge-offs	(183)	(92)	(75)
Recoveries	18	7	30

Provisions for losses on loans	254	104	79
Balance at end of period	$415	$326	$307

Ratio of net charge-offs during the period to average loans outstanding during the period	.23%	.12%	.06%

NEXT PAGE

        The allocation of the allowance for losses on loans at the dates indicated is summarized as follows:

	September 30,
	2000		1999		1998
	Amount	Percent of Loan in Each Category to Total Loans	Amount	Percent of Loan in Each Category to Total Loans	Amount	Percent of Loan in Each Category to Total Loans

Real Estate	$144	61.14%	$103	61.22%	$183	59.56%
Other	271	38.86	223	38.78	124	40.44
Total	$415	100.00%	$326	100.00%	$307	100.00%

        For information on First Federal's allowance for losses on foreclosed real estate, see Note 1 of the Notes to Consolidated Financial Statements filed as Item 7 to this Form 10-KSB.

Investment Activities

        The Company's liquid assets (other than loans, mortgage-backed securities receivable, and non-interest bearing deposits with the Federal Reserve Bank of Dallas), are invested primarily in interest-bearing deposits with the FHLB of Dallas, and FHLB stock. First Federal is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other security investments. First Federal maintains liquidity in excess of regulatory requirements. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2000, First Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.91% as compared to the regulatory requirement of 4%.

        The following table sets forth the composition of the Company's liquid assets at the dates indicated.

	At September 30,
	2000		1999		1998
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(Dollars in Thousands)

Interest-bearing deposits	$4,667	$4,667	$1,619	$1,619	$3,892	$3,892

FHLB stock	436	436	404	404	382	382

Total liquid assets and FHLB stock .	$5,103	$5,103	$2,023	$2,023	$4,274	$4,274

NEXT PAGE

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

        Deposits. First Federal attracts both short-term and long-term deposits from its primary market area and has not actively sought deposits outside of this area. First Federal offers regular passbook accounts, NOW accounts, commercial and personal checking accounts, money market deposit accounts, fixed interest rate certificates of deposits with varying maturities, and negotiated rate $90,000 or above jumbo certificates of deposit. At September 30, 2000, First Federal had $20.9 million in checking and money market accounts.

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

	Year Ended September 30,
	2000	1999	1998
	(Dollars in Thousands)

Opening balance	$73,240	73,554	$58,808
Net deposits (withdrawals)	(1,953)	(2,624)	12,557
Interest credited	2,399	2,310	2,189

Ending balance	$73,686	$73,240	$73,554

Net increase (decrease)	$ 446	$(314)	$14,746

Percent increase (decrease)	.61%	(.43)%	25.07%

NEXT PAGE

        The following table sets forth the dollar amount of savings deposits, by interest rate range, in the various types of deposit programs offered by First Federal at the dates indicated.

	At September 30,
	2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Certificate Accounts:

0.00- 2.99%	$ 45	0.1%	$ 56	0.1%	$ 45	0.1%
3.00- 4.99%	3,093	4.2	26,281	35.8	5,509	7.5
5.00- 6.99%	43,299	58.7	19,765	27.0	43,093	58.6
7.00- 8.99%	1,455	2.0	930	1.3	911	1.2
Total Certificate Accounts	47,892	65.0	47,032	64.2	49,558	67.4

Other Accounts:

Passbook Accounts	4,868	6.6	5,130	7.0	5,199	7.1
NOW Accounts	11,788	15.9	11,327	15.5	9,735
Money Market Accounts	4,172	5.7	4,465	6.1	4,595	6.2
Commercial Checking Accounts	2,250	3.1	2,253	3.1	2,178	3.0
Other non-interest bearing accounts	2,716	3.7	3,033	4.1	2,289	3.1
Total Other Accounts	25,794	35.0	26,208	35.8	23,996	32.6
Total Deposits	$73,686	100.0%	$73,240	100.0%	$73,554	100.0%

        At September 30, 2000 scheduled maturities of certificates of deposit are as follows.

	At September 30,
	2001	2002	2003 and thereafter	Total
0.00- 2.99%	$ ---	$ ---	$ 45	$ 45
3.00- 4.99%	2,767	251	75	3,093
5.00- 6.99%	32,454	7,929	2,916	43,299
7.00- 8.99%	---	439	1,016	1,455
Total	$35,221	$8,619	$4,052	$47,892

NEXT PAGE

        The following table indicates the amount of First Federal's certificates of deposit by time remaining until maturity as of September 30, 2000.

	Maturity
	3 Months or Less	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$ 8,573	$10,239	$10,162	$ 9,611	$38,585
Certificates of deposit of $100,000 or more	2,068	1,343	2,836	3,060	9,307
Total	$10,641	$11,582	$12,998	$12,671	$47,892

        Borrowings. First Federal's borrowings primarily have been advances from the FHLB of Dallas. As a member of the FHLB of Dallas, First Federal is required to own capital stock in the FHLB of Dallas and is authorized to apply for advances from the FHLB of Dallas. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.

        On April 1, 1998, the Holding Company issued $3,629,000 of 11½% subordinated debentures due on March 31, 2003 (the "Debentures"). The proceeds from the issuance of the Debentures were used to partially fund the acquisition of First Federal stock by the Holding Company. Interest on the Debentures is payable quarterly on the fifteenth day of January, April, July and October of each year. The Debentures require quarterly interest payments of approximately $105,000.

        The Holding Company is dependent on dividends from the Bank in order to pay the interest on the Debentures and its operating expenses. First Federal must obtain prior approval of the OTS before declaring any dividends. As of January 3, 2001, the OTS had approved the payment of $360,000 to the Holding Company which should permit the Holding Company to make interest payments through July, 2001. See "Regulation -- Limitations on Dividends and Other Capital Distributions" and "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources. "

        For additional information relating to borrowings, see Notes 8 and 10 to the Notes to Consolidated Financial Statements of the Company filed as Item 7 to this Form 10-KSB.

NEXT PAGE

        The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings during the periods indicated.

	Year Ended September 30,
	2000	1999	1998
	(In Thousands)
Maximum Balance:
FHLB advances	$4,000	$ 800	$10,000
Debentures	3,629	3,629	3,629

Average Balance:
FHLB advances	$ 545	$ 176	$ 3,984
Debentures	3,629	3,629	1,815

        The following table sets forth certain information as to First Federal's FHLB advances and other borrowings at the dates indicated.

	September 30,
	2000	1999	1998
	(In Thousands)

FHLB advances	$3,000	$ ---	$ 800
Debentures	3,629	3,629	3,629
Total borrowings	$6,629	$3,629	$4,429

Weighted average interest rate of FHLB advances	6.63%	---%	5.43%
Weighted average interest rate on Debentures	11.50%	11.50%	11.50%

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

        First Federal's service corporation, First Service Corporation of Bryan, is currently inactive and has no material assets or liabilities. In 1999, the Holding Company organized Best of Texas, Inc., a proposed used car dealership organized for the purpose of selling used cars, including First Federal's repossessed vehicles. This corporation is currently inactive and has no material assets or liabilities. See "Regulation - Federal Regulation of Thrift Institutions."

NEXT PAGE

REGULATION

General

        First Federal is a federally chartered thrift institution, the deposits of which are federally insured and backed by the full faith and credit of the U.S. government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of Dallas and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a financial institution holding company of First Federal, the Holding Company also is subject to federal regulation oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect the subsidiary thrift institution. First Federal is a member Savings Association Insurance Fund ("SAIF") and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal.

        Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Thrift Institutions

        The OTS has extensive authority over the operations of thrift institutions. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal began April 17, 2000, and was concluded on June 1, 2000, for books and records as of March 31, 2000. Under agency scheduling guidelines, it is likely that another examination will be initiated within 12 months of the last exam. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All thrift institutions are subject to a semi-annual assessment, based upon the thrift institution's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the expense of examinations for the fiscal year ended September 30, 2000, was $32,000.

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

NEXT PAGE

        First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2000, First Federal's legal lending limit under this restriction was $830,000. First Federal is in compliance with the loans-to-one-borrower limitation.

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

NEXT PAGE

        The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve bank and thrift failures in the 1980s. This amount is currently equal to about 2.08 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.00 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the years 2017 through 2019.

Supervisory Agreement

        The OTS, during an OTS examination completed in June, 2000, determined that the Bank required special supervisory attention primarily due to its Second Chance Auto Loan program. The OTS formally designated the Bank to be in "troubled condition" and a "problem association" due to its total capital to risk-weighted assets ratio being only marginally above the minimum required amount after taking into account the losses associated with repossessed automobiles and the increase in the allowance for loan losses related to its Second Chance Auto Loan Program. This designation subjected the Bank to growth restrictions that limited any increase in total assets during any quarter in excess of an amount equal to interest credited on deposits during the quarter without the prior written approval of the OTS, prior OTS review of all executive compensation, prior notice to OTS of all transactions between the Bank and its affiliates, such as the Holding Company, and receipt of OTS approval prior to paying a dividend from the Bank to the Holding Company. On March 2, 2001, the OTS notified the Bank that it was no longer designated to be in "troubled condition" and a "problem association."

        As a result of the OTS examination, however, the OTS required the Bank to enter into a Supervisory Agreement on September 22, 2000. The Supervisory Agreement generally addresses the development and implementation of actions, plans, policies and procedures to improve the operations and financial condition of the Bank, particularly in the areas of management, asset quality, dispositions of assets, director and executive officer compensation and transactions with affiliates and subsidiaries. In particular the board of directors of the Bank was directed to increase its participation in the affairs of the Bank and assume full responsibility for compliance with the Supervisory Agreement. The various plans, policies and procedures developed by the Bank have been approved by the OTS except as noted below.

        The Supervisory Agreement also required the Bank to submit a written business plan by September 30, 2000, subject to the approval of the OTS , that covers the overall operation of the Bank and sets forth (i) the Bank's plans to achieve "well capitalized" status by March 31, 2001; (ii) a contingent capital plan to increase capital to avoid undercapitalization; (iii) strategies to reduce non-interest expenses, especially general and administrative expenses; (iv) the development of profitable lines of business; and (v) strategies for enhancing the viability of the North Bryan branch. The OTS approved the Business Plan, however, there can be no assurance, that each of any element of the plan will be successfully completed.

        Management believes that the deficiencies cited by the OTS in its recent report of examination of the Bank have been cured and that the Bank is currently otherwise in substantial compliance with the Supervisory Agreement at this time. Compliance with the Supervisory Agreement, however, is subject to a determination of compliance by the OTS at the time of the Bank's next examination, and therefore no assurance can be given that the Bank will be in compliance with the Supervisory Agreement at that time.

        The Supervisory Agreement will remain in effect until modified, terminated or suspended by the OTS. A failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the OTS, including the imposition of civil money penalties.

NEXT PAGE

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

        The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2000, the Bank did not have any intangible assets.

        The OTS regulations establish special capitalization requirements for thrift institutions that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. First Federal was not subject to any such deduction at September 30, 2000.

        At September 30, 2000, First Federal had tangible capital of $5.6 million, or 6.6% of adjusted total assets, which is approximately $4.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

        The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital. At September 30, 2000, First Federal had core capital equal to $5.6 million, or 6.6% of adjusted total assets, which is $2.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

        The OTS risk-based requirement requires thrift institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a thrift institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2000, First Federal had no capital instruments that qualify as supplementary capital and $511,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

NEXT PAGE

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

        On September 30, 2000, First Federal had total capital of $6.0 million and risk-weighted assets of $66.4 million, or total capital of 9.0% of risk-weighted assets. This amount was $657,000 above the 8% requirement in effect on that date, however, this amount was $672,000 below the 10% well capitalized requirement in effect on that date. See "Regulation - Supervisory Agreement".

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

        At September 30, 2000, First Federal fell within the regulatory definition of "adequately capitalized". First Federal has been, however, designated as "problem association" due to its total capital to risk-weighted assets ratio being only marginally above the minimum required amount after taking into account the losses associated with repossessed automobiles and the increase in the allowance for loan losses related to its Second Chance Auto Loan Program. See "Borrowings" and "Regulation - Supervisory Agreement."

NEXT PAGE

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

        First Federal may make a capital distribution without the approval of the OTS provided it notifies the OTS, 30 days before it declares the capital distribution and meets the following requirements: (i) has a regulatory rating in one of the two top examination categories, (ii) is not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the institution's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). Because First Federal does not meet the above stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions. See "Borrowings."

Liquidity

        All thrift institutions, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what First Federal includes in liquid assets, see "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all thrift institutions. At the present time, the minimum regulatory liquid asset ratio is 4%.

        In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term U.S. Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 2000, First Federal was in compliance with both requirements, with an overall liquid asset ratio of 7.91% and a short-term liquid assets ratio of 7.91%.

Qualified Thrift Lender Test

        All thrift institutions, including First Federal are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a thrift institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the thrift institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the

NEXT PAGE

Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2000, First Federal met the test and has always met the test since its effectiveness.

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

NEXT PAGE

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

NEXT PAGE

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW checking accounts). At September 30, 2000, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

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

        As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 2000, First Federal had $436,000 in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.2% and were 7.7% for fiscal year 2000.

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

        For the year ended September 30, 2000, dividends paid by the FHLB of Dallas to First Federal totaled $32,000, which constitute an $11,000 increase from the amount of dividends received in fiscal year 1999.

NEXT PAGE

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

        In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including First Federal, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as First Federal must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company. At September 30, 2000, First Federal had approximately $171,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

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

        A portion of First Federal's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2000, the portion of First Federal's reserves subject to this treatment for tax purposes totaled approximately $643,000.

        The Holding Company files a consolidated federal income tax return with First Federal on a fiscal year basis using the accrual method of accounting.

NEXT PAGE

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

Employees

        At September 30, 2000, the Company had a total of 50 full-time and 11 part-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

NEXT PAGE

Item 2. Description of Property

Offices

        First Federal owns the building and land for the Holding Company's and its executive office at 2900 Texas Avenue, Bryan, Texas. This office now has approximately 8,700 square feet and is situated on almost an acre of land with over 200 feet of frontage situated on the principal thoroughfare in Bryan-College Station. The depreciated net book value of this office and land (with recent improvements) was $733,000 at September 30, 2000.

        First Federal also opened and owns a branch office at 2202 Longmire in College Station, Texas in March of 1994. The office has approximately 2320 square feet and is situated on almost two acres of land. The book value of this office and land was $290,000 at September 30, 2000.

        First Federal also acquired in fiscal 1998 approximately one acre of land at 1500 N. Texas Avenue, Bryan, Texas, as the site for its north Bryan full-service branch. It opened in June 1998, with a special bank modular facility pending construction of the permanent facility, which was completed in December, 1999. The book value of this office and land was $619,000 at September 30, 2000.

        The Bank maintains a database of depositor and borrower customer information. The net book value of the data processing and computer equipment and software utilized by the Bank at September 30, 2000 was $217,000.

Item 3. Legal Proceedings

        The Company is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Company believes that none of these lawsuits would, if adversely determined, have a material adverse effect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 2000.

NEXT PAGE

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

        The Holding Company's common stock is listed on the OTC Electronic Bulletin Board under the symbol "BCSF."

        The following table sets forth the high and low bid prices of the Holding Company's common stock for the periods indicated. The information in the table below was provided by the OTC Electronic Bulletin Board. The information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal 2000			Fiscal 1999
	High	Low	Dividends	High	Low	Dividends

First Quarter	$9.250	4.318	$---	$10.000	$8.000	$---
Second Quarter	9.250	6.250	---	8.265	7.273	---
Third Quarter	6.250	6.250	---	7.159	7.159	---
Fourth Quarter	6.875	5.250	---	5.568	5.000	---

        At December 31, 2000 there were 575 holders of the Holding Company's common stock and 471,406 shares of common stock issued and outstanding. At December 29, 2000, the last known sales price of the Holding Company's common stock was $4.875 per share.

        The Holding Company pays dividends upon the determination of the Board of Directors in its discretion that such payment is consistent with the long-term interests of the Company. The factors affecting this determination include the Company's consolidated financial condition and results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other relevant factors. The Holding Company did not declare cash dividends on its common stock during fiscal years 2000 and 1999. However, First Federal paid an aggregate of $ 87,000 in quarterly cash dividends on its preferred stock in fiscal year 2000.

        First Federal may not declare or pay a cash dividend or repurchase shares of its stock if the effect thereof would be to cause its regulatory capital to be reduced below the amount required for the liquidation account or to meet applicable regulatory capital requirements. Federal regulations limit the Bank's capital distributions such that the proposed distribution, combined with dividends already paid for the year, does not exceed its net income for the calendar year- to- date plus retained net income for the previous two years. The Bank must obtain the prior approval of the OTS before declaring any dividends.

NEXT PAGE

Item 6. Management's Discussion and Analysis or Plan of Operation

General

        The Bryan-College Station Financial Holding Company (the "Holding Company" and, with its subsidiary the "Company"), a Delaware corporation, was formed to act as the holding company for First Federal Savings Bank, Bryan, Texas ("First Federal" or the "Bank") by acquiring 100% of the stock of First Federal through the exchange of approximately 32% of First Federal common stock for Holding Company common stock and the purchase of approximately 68% of First Federal common stock for cash (the "Acquisition"). The Holding Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank outstanding upon completion of the Acquisition. The Acquisition was completed on April 1, 1998. All references to the Company, unless otherwise indicated, at or before April 1, 1998, refer to the Bank.

        The Company is headquartered in Bryan, Texas and operates through its principal operating subsidiary First Federal. First Federal's major goals are to provide high quality full-service "niche" retail banking on a profitable basis to primarily the middle-class and blue-collar population through its offices located in Bryan/College Station, Texas. First Federal intends to continue to focus primarily on one-to four-family residential loans, Small Business Administration ("SBA") through its designation as a Certified SBA Lender, and to a lesser degree through direct consumer automobile and personal loans, home improvement loans, residential construction loans, and small to medium size commercial business loans. In addition, First Federal seeks to continue maintaining and improving its asset quality and continuing to minimize to the extent possible, its vulnerability to changes in interest rates in order to continue to maintain an attractive spread between its average yield on loans and securities and its average cost of interest paid on deposits and borrowings.

        First Federal's net interest income has historically been dependent largely upon the difference ("spread") between the average yield earned primarily on loans, and to a much lesser extent mortgage-backed securities and other securities ("interest-earning assets") and the average interest rate paid on savings and other deposits and borrowings ("interest-bearing liabilities"), as well as the relative amounts of such assets and liabilities. The interest rate spread between interest-earning assets and interest-bearing liabilities is impacted by several factors, including economic and competitive conditions that influence interest rates, loan demand, deposit flows, regulatory developments and the types of assets and liabilities on its balance sheet. At September 30, 2000, 1999 and 1998, the Company's interest rate spread was 5.26%, 4.84% and 4.49%, respectively.

        Like all financial institutions, First Federal has always been subject to interest rate risk because its interest-bearing liabilities (primarily deposits) mature or reprice at different times, or on a different basis than its interest-earning assets (primarily loans). First Federal's net income is also affected by gains and losses on the sale of loans, loan servicing rights and investments, provisions expensed for loans and other losses on repossessed assets and insurance claims, service charge fees, loan servicing income, fees for other financial services rendered, operating expenses and income taxes.

NEXT PAGE

        Since 1991, First Federal has relied primarily on its noninterest income for net income. While First Federal's noninterest income has been a relatively steady source of income, it is highly dependent upon the ability of First Federal to originate loans and realize profits on the sale of loans, loan participations and related servicing rights to the secondary market and to increase its service charges, and fee income from checking accounts.

Asset/Liability Management

        First Federal, like all financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets, some of which may be longer term or fixed interest rate. Loans maturing within five years total $58.8 million or 79% of total loans, while loans maturing over five years total $15.5 million or 21% of total loans. As a continuing part of its financial strategy, First Federal continually considers methods of managing any such asset/liability mismatch, consistent with maintaining acceptable levels of net interest income.

        In order to monitor and manage interest rate sensitivity and interest rate spread, First Federal created an Asset/Liability Committee ("ALCO"), composed of its President, Executive Vice President/Chief Financial Officer, Senior Vice President/Accounting and three outside directors. The responsibilities of the ALCO are to assess First Federal's asset/liability mix and recommend strategies that will enhance income while managing First Federal's vulnerability to changes in interest rates.

        First Federal's asset/liability management strategy has two goals. First, First Federal seeks to build its net interest income and noninterest income while adhering to its underwriting and lending guidelines. Second, and to a lesser extent, First Federal seeks to increase the interest rate sensitivity of its assets and decrease the interest rate sensitivity of its liabilities in order to reduce First Federal's overall sensitivity to changes in interest rates. First Federal places its primary emphasis on maximizing net interest margin, while striving to better match the interest rate sensitivity of its assets and liabilities. There can be no assurance that this strategy will achieve the desired results and will not result in substantial losses in the event of an increase in interest rate risk.

        As part of this strategy, management has continued to emphasize growth in noninterest-bearing deposits such as checking accounts or lower interest-bearing savings deposits by offering full-service retail banking. In order to minimize the possible adverse impact that a rise in interest rates may have on net interest income, First Federal has developed several strategies to manage its interest rate risk. Primarily, First Federal is currently selling all newly-originated one-to four-family residential mortgage loans, which are saleable in the secondary market and most of which are long-term fixed-rate loans. In addition, First Federal currently offers three-year fixed rate balloon loans and other adjustable rate loans and relatively short-term consumer loans, giving First Federal an opportunity to reprice its loans on a more frequent basis.

NEXT PAGE

Net Portfolio Value

        Senior management and the Board of Directors review First Federal's exposure to interest rate risk on a quarterly basis. The interest rate risk is measured by computing estimated changes in net interest income and the net portfolio value of cash flows from assets, liabilities and off-balance sheet items within a range of assumed changes in market interest rates. If estimated changes to net portfolio value and net interest income are not within the limits established by the Board, the Board may direct management to adjust First Federal's asset and liability mix to bring interest rate risk within Board approved limits. The Board limits have been established with consideration of the dollar impact of various rate changes and First Federal's capital position.

        The balance sheet consists of investments in interest-earning assets, primarily loans, which are primarily funded by interest-bearing liabilities, deposits and borrowings. These financial instruments have varying levels of sensitivity to changes in market interest rates, resulting in market risk. Other than loans that are originated and held for sale, all of our financial instruments are for other than trading purposes. First Federal is subject to interest rate risk to the extent that its interest-bearing liabilities with short and intermediate-term maturities reprice more rapidly, or on a different basis, than its interest-earning assets.

        Presented below, as of September 30, 2000, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, First Federal does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.

Change in Interest Rate	Estimated NPV	At September 30, 2000		Acceptable Limits Established by Board of Directors
(Basis Points)	NPV	$ Change	% Change	% Change

(Dollars in Thousands)

+300	$9,006	$(389)	(4)%	10%
+200	9,207	(188)	(2)	8
+100	9,344	(51)	(1)	6
0	9,395	0	0	0
-100	9,344	(51)	(1)	6
-200	9,348	(47)	(1)	8
-300	9,603	208	2	10

NEXT PAGE

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

NEXT PAGE

Average Balances, Interest Rates and Yields

        The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities and the interest rates, expressed both in dollars and rates and the net interest margin. No tax equivalent adjustments were made. The yield includes fees which are considered adjustments to yields.

	For the Fiscal Year Ended September 30,
	2000			1999			1998
	Average Outstanding Balance	Interest Earned	Yield	Average Outstanding Balance	Interest Earned	Yield	Average Outstanding Balance	Interest Earned	Yield
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable, net	$72,720	$7,568	10.41%	$72,826	$7,334	10.07%	$68,050	$6,686	9.83%
Mortgage-backed securities	599	34	5.68	842	45	5.34	1,053	63	5.98
Interest bearing deposits with Federal Home Loan Bank	2,043	126	6.17	3,838	134	3.49	2,613	96	3.67
Other interest-earning assets	598	35	5.85	610	30	4.92	640	46	7.19

Total interest-earning assets	75,960	7,763	10.22	78,116	7,543	9.66	72,356	6,891	9.52

Noninterest-earning assets	8,463			6,226			4,248

Total assets	$84,423			$84,342			$76,604

NEXT PAGE

	For the Fiscal Year Ended September 30,
	2000			1999			1998
	Average Outstanding Balance	Interest Earned	Yield	Average Outstanding Balance	Interest Earned	Yield	Average Outstanding Balance	Interest Earned	Yield
	(Dollars in Thousands)
Interest-bearing liabilities:
Deposits	$70,167	$3,234	4.61%	$70,118	$3,125	4.46%	$62,133	$ 2,981	4.80%
FHLB advances	545	32	5.87	176	8	4.55	3,984	226	5.67
Notes payable	3,629	424	11.68	3,629	425	11.71	1,815	210	11.57
Total interest-bearing liabilities	74,341	3,690	4.96	73,923	3,558	4.81	67,932	3,417	5.03

Other liabilities(2)	8,062			8,330			5,195
Total liabilities	82,403			82,253			73,127
Stockholders' equity	2,020			2,089			3,477

Total liabilities and stockholders' equity	$84,423			$84,342			$76,604

Net interest income; interest rate spread		$4,073	5.26		$3,985	4.84%		$ 3,474	4.49%

Net interest margin(1)			5.36%			5.10%			4.80%

Average interest-earning assets to average interest-bearing liabilities	102.18%			105.67%			106.51%

(1)   Net interest margin is net interest income divided by average interest-earning assets (primarily loans).
(2)   Including noninterest-bearing deposits.

NEXT PAGE

        The following table sets forth the yields on loans, mortgage-backed securities, and other interest-earning assets, the rates on deposits and borrowings and the resultant interest rate spreads at the dates and for the periods indicated.

	At September 30,
	2000	1999	1998
Weighted average yield on:
Loans receivable	11.43%	10.95%	10.55%
Mortgage-backed securities	6.95	6.12	6.63
Other interest-earning assets	6.50	5.48	5.37

Combined weighted average yield on interest-earning assets	11.12	10.78	10.23

Weighted average rate paid on:
Deposits	5.00	4.48	4.81
Borrowings	6.63	--	5.43
Notes payable	11.50	11.50	11.50

Combined weighted average rate paid on interest-bearing liabilities	5.36	4.84	5.13

Spread	5.76%	5.94%	5.10%

	For the Fiscal Year Ended September 30,
	2000	1999	1998
Weighted average yield on:
Loans receivable	10.41%	10.07%	9.83%
Mortgage-backed securities	5.68	5.34	5.98
Other interest-earning assets	6.10	3.69	4.37

Combined weighted average yield on interest-earning assets	10.22	9.66	9.52

Weighted average rate paid on:
Deposits	4.61	4.46	4.80
FHLB advances	5.87	4.55	5.67
Notes payable	11.68	11.71	11.57

Combined weighted average rate paid on interest-bearing liabilities	4.96	4.81	5.03

Spread	5.26	4.84	4.49

Net interest margin	5.36%	5.10%	4.80%

NEXT PAGE

        The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets (primarily loans) and interest-bearing liabilities (primarily deposits) for the periods shown. It distinguishes between the increase in interest income and interest expense related to higher outstanding balances and to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e., changes in rate multiplied by old volume) and (ii) changes in volume (i.e., changes in volume multiplied by old rate). For purposes of this table, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and rate.

	For the Fiscal Year Ended September 30,
	2000 vs. 1999			1999 vs. 1998
	Increase (Decrease) Due To		Total Increase (Decrease)	Increase (Decrease) Due To		Total Increase (Decrease)

	Volume	Rate		Volume	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$ (11)	$ 245	$ 234	$ 469	$ 179	$ 648
Mortgage-backed securities	(14)		(11)	(13)	(5)	(18)
Interest bearing deposits with FHLB	(81)	73	(8)	45	(7)	38
Other interest-earning assets	(1)	6	5	(2)	(14)	(16)

Total interest-earning assets	(107)	327	220	499	153	652

Interest-bearing liabilities:
Deposits	2	107	109	383	(239)	144
FHLB advances	21	3	24	(216)	(2)	(218)
Notes payable	---	(1)	(1)	210	5	215

Total interest-bearing liabilities	23	109	132	377	(236)	141

Net interest income	$(130)	$ 218		$ 122	$ 389

Net increase in net interest income			$ 88			$ 511

Results of Operations

        The Company's results of operations are dependent on its net interest income which is the difference between interest income on interest-earning assets (primarily loans) and interest expense on interest-bearing liabilities (primarily deposits) and noninterest income. Interest income is a function of the average balances of interest-earning assets (primarily loans) outstanding during the period and the average yields earned on such assets. Interest expense is a function of the average amount of interest-bearing liabilities outstanding (primarily deposits) during the period and the average rates paid on such liabilities. The Company's noninterest income includes income from service charges and fees on checking accounts, loan servicing and other fees and charges, and gains on sales loans. The Company's net income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy and equipment expenses, and federal deposit insurance premiums.

49
NEXT PAGE

Comparison of Fiscal Year Ended September 30, 2000 to September 30, 1999

        The Company reported a consolidated net loss of $738,000 for the year ended September 30, 2000, as compared to net income of $245,000 for the year ended September 30, 1999, a decrease of $983,000. The decrease in net income was due to a decrease in gains on the sale of consumer loans, costs related to the settlement of retirement benefits and other matters with the Company's former President and Chief Executive Officer, provisions for losses on loans, repossessed assets and insurance claims and the effect of a change in the Company's method of accounting for organization costs to comply with new accounting guidance.

        Net interest income increased by $88,000 to $4,073,000 for the year ended September 30, 2000 from $3,985,000 for the year ended September 30, 1999. This increase primarily resulted from increases in the average yield of the loan portfolio, offset in part by increases in the average rate and volume of deposits and borrowings. The yield on the loan portfolio is expected to decline in future periods due to declines in market interest rates (which reduced the yield of adjustable rate loans in the portfolio upon repricing and the yield received at the time of origination) and due to the payoff of higher yielding Second Chance Auto Loans. Because of the termination of the Second Chance Auto Loans, proceeds received upon repayment of these loans will be deployed in lower yielding assets which is expected to result in the Company achieving lower average yields and interest income in future operating periods. The average yield on First Federal's loans increased 34 basis points as a result of an increase in the volume of consumer automobile loans and commercial loans, which yield a higher rate than traditional residential mortgage loans. These increases were partially offset by an increase in the cost of funds resulting from an increase in the average rate paid on deposits of 15 basis points and an increase in borrowings. As a result, the Company's interest margin increased to 5.36% for the year ended September 30, 2000 from 5.10% for the year ended September 30, 1999. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 102.18% at September 30, 2000 from 105.67% at September 30, 1999. The average net interest spread for the fiscal year ended September 30, 2000, increased to 5.26% from 4.84% for the same periods.

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

        The Company recorded a $254,000 provision for loan losses for the year ended September 30, 2000 as compared to a $104,000 provision for loan losses for the year ended September 30, 1999. Management increased the loan loss provision during fiscal 2000 largely as a result of an increased loss experience on the Second Chance Auto loans during the year. As a result of these loan losses, the Company has terminated its Second Chance Auto Lending program. Prior to fiscal year 2000, the Company did not provide an allowance for anticipated loan losses on Second Chance Auto Loans.

NEXT PAGE

Management fully expected to collect any potential losses from the credit default insurance coverage, based on their interpretation of the policy coverage and based upon the expected recovery value of the vehicles. During the year ended September 30, 2000, both the insurance reimbursement realized on the repossessed vehicles and the actual recovery value of the vehicles were lower than expected, resulting in actual losses that were greater than anticipated. The allowance for loan losses is now calculated, taking into account the recent loss experience associated with the Second Chance Auto Loans.

        Total non-performing assets decreased for the year ended September 30, 2000 to $1.9 million or 2.22% of total assets as compared to $2.7 million or 3.31% of total assets at September 30, 1999. Much of the decrease in non-performing assets was primarily attributable to a $300,000 reduction in loan delinquencies, a $174,000 reduction in real estate from foreclosure and a $347,000 reduction in repossessed vehicles.

        Noninterest income decreased $721,000 to $1,062,000 for the year ended September 30, 2000 from $1,783,000 for the year ended September 30, 1999. This was primarily a result of the absence of any sales of consumer loans during the year ended September 30, 2000 as compared to gain on sale of consumer loans of $478,000 during the prior fiscal year. In addition, other noninterest income decreased $167,000 because in fiscal 1999 the Company had insurance reimbursements for casualty losses and insurance rebates taken on credit-default insurance reserves. During fiscal 2000, because of the number of Second Chance loan insurance claims, the Company did not receive any rebates. Also, there was a decrease in gains on sale of servicing rights as a result of a decline in loan sales during fiscal 2000. The Company is substantially dependent on its noninterest income in order to achieve net income. Gains on the sales of loans and servicing rights are dependent on various factors that are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans and servicing rights reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities that would affect the level of net income or loss reported by the Company.

        Noninterest expense increased $557,000 from $5,220,000 for the year ended September 30, 1999 to $5,777,000 for the year ended September 30, 2000. This increase was primarily the result of approximately $325,000 of supplemental retirement expenses related to the termination of employment of the Company's former President and Chief Executive Officer and $240,000 of expenses related to valuation adjustments and losses for non-interest bearing assets (primarily repossessed vehicles). Due to the discontinuation of the Second Chance Auto Lending Program, the Company anticipates a decline in compensation and benefits in future periods, since fifteen full-time equivalent employees have been eliminated.

        Income tax expense decreased $457,000 from $199,000 for the year ended September 30, 1999 to an income tax benefit of $258,000 for the year ended September 30, 2000 due to the net loss incurred for the year ended September 30, 2000.

NEXT PAGE

        The Company recognized the cumulative effect of a change in accounting principle relating to the treatment of organization costs as a long-lived asset. Due to a new accounting pronouncement, the remaining value of this asset, of $100,000, was fully amortized at October 1, 1999.

Comparison of Fiscal Year Ended September 30, 1999 to September 30, 1998

        The Company reported consolidated net income of $245,000 for its first full year of operations ended September 30, 1999, as compared to $292,000 for the year ended September 30, 1998, a decrease of $47,000, or 16%. The decrease in net income was primarily due to costs associated with the termination of the defined benefit pension plan at the Bank level and an increase in the professional staff of the Bank in order to increase loan originations and service its customers as the Bank expanded in the Bryan-College Station area. The terminated plan was replaced with a less expensive 401(k) profit-sharing plan.

        Net interest income increased by $511,000 to $4.0 million for the year ended September 30, 1999 from $3.5 million for the year ended September 30, 1998. This increase primarily resulted from increases in the average balance and average yield of the loan portfolio, offset in part by increases in the volume of deposits and other borrowings. The average yield on First Federal's loans increased 24 basis points as a result of an increase in the volume of credit-default insured consumer automobile loans which yield a higher rate than traditional residential mortgage loans. The average balance of loans increased as a result of a concerted effort to increase the consumer loan portfolio. These increases were partially offset by an increase in the cost of funds resulting from a $8.0 million increase in the average balance of deposits and a $1.8 million increase in the average balance of notes payable. In addition, the average cost of funds decreased 22 basis points as a result of increased emphasis on transactional deposit accounts. As a result, the Company's interest margin increased to 5.10% for the year ended September 30, 1999 from 4.80% for the year ended September 30, 1998. The ratio of interest-earning assets to interest-bearing liabilities declined to 105.67% at September 30, 1999 from 106.51% at September 30, 1998. The average net interest spread for the fiscal year ending September 30, 1999, increased to 4.84% from 4.49% for the same periods.

        The Company recorded a $104,000 provision (expense) for loan losses for the year ended September 30, 1999 as compared to a $79,000 provision for loan losses for the year ended September 30, 1998. The increase in the provision for loan losses was largely a result of an increase in gross loans during the year.

        Noninterest income increased $852,000 to $1,783,000 for the year ended September 30, 1999 from $931,000 for the year ended September 30, 1998. This was primarily a result of increased profits on sales of loans and servicing rights of $558,000 combined with an increase in service charges of $142,000 as a result of an increase in transactional deposit accounts. In addition, other income increased $83,000 primarily as a result of insurance reimbursements for casualty losses.

        Noninterest expense increased $1.3 million from $3.9 million for the year ended September 30, 1998 to $5.2 million for the year ended September 30, 1999. The increase primarily resulted from the restructuring and expansion of the Company. Compensation and benefits increased $689,000 as a result of a curtailment loss of $172,000 relative to the

NEXT PAGE

termination of the Bank's pension plan, increases in compensation to hire a new Executive Vice President/Chief Financial Officer, a new manager of the Second Chance Auto Loan Program, five new loan collection and servicing officers, and a marketing representative for the Second Chance Auto Loan Program. In addition, First Federal hired an experienced secondary market residential loan specialist, two new support personnel, a new manager of the Bank's Note Department and a seasoned specialist in SBA lending in order to expand First Federal's SBA lending program. Occupancy expense increased $76,000 primarily as a result of the opening of an additional branch in north Bryan, the expansion of the principal office of First Federal to provide new safe deposit box service with over 700 new safe deposit boxes and expanded customer service and Note Department areas, and the expansion of the Second Chance Automobile Lending Program. Professional fees increased $172,000 as a result of legal fees relating to the organization and initial full year of the operation of the Holding Company. Data processing costs increased $68,000 as a result of increased loan origination production, an increased number of items processed for the Bank and the costs associated the Y2K issue. Other expense increased $302,000, which consisted of various items, including $75,000 of amortization of debt issue costs and organizational costs related to the formation of the Holding Company. The Company had increased expenses of $80,000 related to valuation adjustments and losses for non-interest bearing assets (primarily repossessed vehicles). Various other expenses also increased primarily as a result of the overall growth of the Company's infrastructure and increased loan origination production of the Company during fiscal 1999.

        Income tax expense increased $35,000 from $164,000 for the year ended September 30, 1998 to $199,000 for the year ended September 30, 1999. Income tax expense reflected a tax rate of 45% for the year ended September 30, 1999 as compared to 36% for the year ended September 30, 1998. The effective tax rate increased as a result of an increase in nondeductible expenses.

Financial Condition

       The Company's total assets increased $3.0 million, or 3.7%, to $84.9 million at September 30, 2000 from $81.9 million at September 30, 1999.

        Net loans receivable (excluding loans held for sale) decreased $400,000 to $67.6 million at September 30, 2000 from $68.0 million at September 30, 1999. The decrease resulted primarily from an increase in the balance of loans held for sale at September 30, 2000. Loans held for sale increased from $2.5 million as of September 30, 1999 to $3.9 million at September 30, 2000.

        Repossessed assets and insurance claims decreased from $1,078,000 at September 30, 1999 to $889,000 at September 30, 2000. This decrease was due primarily to the write down of valuation estimates based on this year's insurance claim experience and sales of repossessed vehicles.

NEXT PAGE

        Real estate owned decreased from $548,000 at September 30, 1999 to $377,000 at September 30, 2000 due to sales offset by a transfer of $129,000 of loans to real estate owned.

        Deposits increased $446,000. The increase was a result of a strategy to control the Bank's growth in 2000, as required by the OTS. Advances from the Federal Home Loan Bank ("FHLB") increased by $3,000,000 as the Bank began to use the FHLB as a low cost source of short-term funds. The Holding Company's stockholders' equity decreased $738,000 from September 30, 1999 to September 30, 2000, due to the net loss recorded in the year ended September 30, 2000. There were no dividends declared or paid by the Holding Company during the year ended September 30, 2000.

Liquidity and Capital Resources

        The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-related securities, proceeds from sales of long term, fixed-rate residential mortgage loans, proceeds from sales of credit-default insured consumer automobile loans and other funds provided from operations. Additionally, the Bank has borrowed funds from the FHLB of Dallas or utilized other sources of funds based on need, comparative costs and availability at the time.

        While scheduled loan and mortgage-backed securities repayments, short-term investments, and FHLB borrowings are relatively stable sources of funds, deposit flows are unpredictable and are a function of external factors including competition, the general level of interest rates, and general economic conditions.

        The Bank maintains investments in liquid assets based on management's assessment of cash needs, expected deposit flows, availability of advances from the FHLB, available yield on liquid assets (both short-term and long-term) and the objectives of its asset/liability management program. Several options are available to increase liquidity, including reducing loan originations, increasing deposit marketing activities, and increasing borrowings from the FHLB.

        Federal regulations require insured institutions to maintain minimum levels of liquid assets. At September 30, 2000, First Federal's regulatory liquidity ratio was 7.91% or 3.91% above the 4% regulatory requirement. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. First Federal's core and risk-based capital ratios were 6.59% and 8.99%, which exceeded the minimum required capital ratios of 4.0% and 8.0%, respectively.

        At September 30, 2000, the Bank had commitments to originate loans, including loans in process, totaling $3.8 million. The Bank also had $730,000 of outstanding unused lines of credit and $150,000 of letters of credit. The Bank considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Bank expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. At September 30, 2000, the Bank had $3.0 million of advances outstanding from the FHLB.

NEXT PAGE

        The Bank's liquidity, represented by cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below for the periods indicated.

	Year Ended September 30,
	2000	1999
	(In Thousands)
Operating Activities:
Net income (loss)	$(738)	$ 245
Adjustment to reconcile net income or loss to net cash provided by operating activities	(49)	(2,564)
Net cash used in operating activities	(787)	(2,319)
Net cash provided by investing activities	123	2,856
Net cash provided by (used in) financing activities	3,407	(1,159)
Net increase (decrease) in cash and cash equivalents	2,743	(622)
Cash and cash equivalents at beginning of period	4,705	5,327
Cash and cash equivalents at end of period	$7,448	$ 4,705

        The primary investing activity of the Bank is lending. Loans originated net of repayments and sales provided $3,000 and $3.3 million in cash for the years ended September 30, 2000 and September 30, 1999, respectively. Deposits increased $446,000 during the year ended September 30, 2000 as compared to a $314,000 decrease during the year ended September 30, 1999. FHLB advances increased by $3,000,000 as compared to a decrease of $800,000 in 1999.

        The Holding Company's 11 1/2% debentures due March 31, 2003 require quarterly interest payments of approximately $105,000. The Holding Company is dependent on dividends from the Bank in order to pay the interest on the debentures, next due in April 2001. The Bank must obtain prior approval of the OTS before declaring any dividends. Failure to timely pay the interest may result in a default under the indenture governing the debentures resulting in acceleration of the maturity of the outstanding $3,629,000 principal balance and a demand for payment from debenture holders that the Holding Company could not currently meet.

        As of January 3, 2001, the Bank had received OTS approval to pay dividends of $360,000 to the Holding Company. Management believes that these dividends, along with an expected tax refund of $140,000, will allow the Holding Company to make all the necessary interest payments through July 2001 and cover foreseeable operating expenses for the year ending September 30, 2001.

NEXT PAGE

Impact of Inflation and Changing Prices

        The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

        Unlike industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the current interest rate environment, the liquidity, maturity structure and quality of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Effect of New Accounting Standards

        In June 1999, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. This statement is effective for the Company on October 1, 2000. This statement will have no effect on the Company, as it owns no derivative instruments and engages in no hedging activities.

NEXT PAGE

Item 7. Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
The Bryan-College Station Financial Holding Company

       We have audited the accompanying consolidated statements of financial condition of The Bryan-College Station Financial Holding Company as of September 30, 2000 and 1999 and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bryan-College Station Financial Holding Company as of September 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.

       As discussed in Note 1 to the consolidated financial statements, on October 1, 1999, The Bryan-College Station Financial Holding Company changed its method of accounting for organization costs to comply with new accounting guidance.

                                                                                                    Crowe, Chizek and Company LLP

Oak Brook, Illinois
November 10, 2000, except for Note 10
  as to which the date is January 3, 2001 and
  Note 9 as to which the date is March 5, 2001

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2000 and 1999
(In thousands, except share and per share data)

	2000	1999
ASSETS
Cash and due from banks	$ 2,781	$ 3,086
Interest-bearing deposits in other financial institutions	4,667	1,619
Total cash and cash equivalents	7,448	4,705
Securities available-for-sale	5	5
Securities held-to-maturity, at cost (fair value: 2000 - $502; 1999 - $667)	522	692
Loans held for sale	3,872	2,464
Loans receivable, net (net of allowance for loan losses: 2000 - $415; 1999 - $326)	67,561	67,974
Federal Home Loan Bank stock	436	404
Servicing rights	279	545
Real estate owned (net of allowance for losses: 2000 - $22; 1999 - $25)	377	548
Repossessed assets and insurance claims (net of allowance for losses: 2000 - $96; 1999 - $21)	889	1,078
Premises and equipment	2,180	2,099
Accrued interest receivable	647	613
Other assets	710	742
	$ 84,926	$ 81,869
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$ 73,686	$ 73,240
Advance payments by borrowers for insurance and taxes	779	818
Advances from Federal Home Loan Bank	3,000	--
Debentures	3,629	3,629
Accrued supplemental retirement plan benefits	594	180
Accrued interest payable and other liabilities	988	1,014
	82,676	78,881
Minority interest	873	873
Stockholders' equity
Common stock - par value $.01 per share; authorized 1,500,000 shares, issued 471,406 shares at September 30, 2000 and 428,409 shares at September 30, 1999	5	4
Additional paid-in capital	2,117	2,060
Retained earnings (deficit)	(745)	51
	1,377	2,115
	$ 84,926	$ 81,869

See accompanying notes to consolidated financial statements.

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years ended September 30, 2000, 1999, and 1998
(In thousands, except per share data)

	2000	1999	1998
Interest income
Loans	$7,568	$7,334	$6,686
Mortgage-backed securities	34	45	63
Other	161	164	142
Total interest income	7,763	7,543	6,891
Interest expense
Deposits	3,234	3,125	2,981
Debentures	424	425	210
FHLB advances	32	8	226
Total interest expense	3,690	3,558	3,417
Net interest income	4,073	3,985	3,474
Provision for loan losses	254	104	79
Net interest income after provision for loan losses	3,819	3,881	3,395
Noninterest income
Service charges	713	744	602
Gain on sale of mortgage loans	198	167	116
Gain on sale of consumer loans	-	478	-
Gain on sale of mortgage servicing rights	45	142	113
Servicing fee income, net of amortization	85	66	-
Operation of foreclosed real estate	(15)	(17)	(20)
Other	36	203	120
Total noninterest income	1,062	1,783	931
Noninterest expense
Compensation and benefits	2,435	2,406	1,733
Supplemental retirement plan	414	89	73
Occupancy and equipment expense	597	547	471
Federal insurance premiums	44	65	43
Net loss on real estate owned, including provision	18	26	27
Net loss on repossessed assets and insurance claims, including provision	405	165	86
Loan expense	16	44	56
Office supplies	141	142	122
Professional fees	322	313	141
Advertising	62	77	83
Data processing	298	260	192
Telephone	118	121	99
Postage	125	106	108
Other	782	859	636
Total noninterest expense	5,777	5,220	3,870

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years ended September 30, 2000, 1999, and 1998
(In thousands, except per share data)

	2000	1999	1998
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$ (896)	$ 444	$ 456
Income tax (benefit) expense	(258)	199	164
Income (loss) before cumulative effect of a change in accounting principle	(638)	245	292
Cumulative effect of a change in accounting principle	100	-	-
Net income (loss)	(738)	245	292
Dividends on Bank preferred stock	-	-	(44)
Net income available to common stockholders	$ (738)	$ 245	$ 248
Earnings (loss) per common share - basic and diluted:
Earnings (loss) before cumulative effect of a change in accounting principle	$ (1.35)	$ .52	$ .42
Cumulative effect of a change in accounting principle	(.21)	-	-
Earnings (loss) per common share, basic and diluted	$ (1.56)	$ .52	$ .42

See accompanying notes to consolidated financial statements.

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended September 30, 2000, 1999, and 1998
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance at October 1, 1997	$ 1	$ 2	$2,743	$2,088	$4,834
Issuance of 200,000 shares of Company common stock, net of stock issue cost of $276	-	2	1,722	-	1,724
Purchase of fractional shares of Bank stock and stock of dissenting stockholders	-	-	(1,744)	(2,199)	(3,943)
Minority interest	(1)	-	(872)	-	(873)
Cash dividends paid by Bank ($.50 per common share, $.50 per preferred share)	-	-	-	(164)	(164)
Net income	-	-	-	292	292
Balance at September 30, 1998	-	4	1,849	17	1,870
Issuance of 10% stock dividend	-	-	211	(211)	-
Net income	-	-	-	245	245
Balance at September 30, 1999	-	4	2,060	51	2,115
Issuance of 10% stock dividend	-	1	57	(58)	-
Net loss	-	-	-	(738)	(738)
Balance at September 30, 2000	$ -	$ 5	$2,117	$ (745)	$1,377

See accompanying notes to consolidated financial statements.

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended September 30, 2000, 1999, and 1998
(In thousands)

	2000	1999	1998
Cash flows from operating activities
Net income (loss)	$ (738)	$ 245	$ 292
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	293	324	232
Amortization of premiums and discounts on mortgage- backed securities, net	3	5	4
Amortization of debt issue costs	100	100	67
Cumulative effect of a change in accounting principle	100	-	-
Net change in loans held for sale	(1,210)	(1,491)	(8)
Origination of loan servicing rights	-	(642)	-
Amortization of loan servicing rights	266	97	-
Change in net deferred loan origination fees	27	52	124
Change in deferred income taxes	(307)	(23)	(21)
Net (gains) losses on sales of
Foreclosed real estate	18	1	27
Repossessed assets	355	165	86
Mortgage loans	(198)	(167)	(116)
Mortgage servicing rights	(45)	(142)	(113)
Consumer loans	-	(478)	-
Provision for loan losses and foreclosed real estate	276	129	79
Federal Home Loan Bank stock dividend	(32)	(22)	(38)
Change in
Repossessed assets	67	(353)	(26)
Accrued interest receivable	(34)	(5)	(71)
Other assets	(11)	(286)	130
Accrued interest payable and other liabilities	283	172	480
Net cash from operating activities	(787)	(2,319)	1,128
Cash flows from investing activities
Net change in loans receivable	3	3,291	(6,613)
Purchase of securities available-for-sale	-	-	(5)
Principal payments on mortgage-backed securities	167	257	192
Proceeds from sale of mortgage servicing rights	45	142	113
Proceeds from redemption of Federal Home Loan Bank stock	-	-	552
Capital expenditures on premises and equipment, net	(374)	(787)	(751)
Capital expenditures on foreclosed real estate	(47)	(77)	(40)
Proceeds from sale of foreclosed real estate	329	30	28
Net cash from investing activities	123	2,856	(6,524)
Cash flows from financing activities
Net change in deposits	446	(314)	14,746
Net change in advance payments by borrowers for insurance	(39)	(45)	1
Net change in Federal Home Loan Bank Advances	3,000	(800)	(9,200)
Net proceeds from issuance of debentures	-	-	3,128
Net proceeds from issuance of common stock	-	-	1,724
Purchase and retirement of Bank stock	-	-	(3,943)
Dividends paid on preferred and common stock	-	-	(164)
Net cash from financing activities	3,407	(1,159)	6,292

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended September 30, 2000, 1999, and 1998
(In thousands)

	2000	1999	1998
Change in cash and cash equivalents	$2,743	$ (622)	$ 896
Cash and cash equivalents at beginning of year	4,705	5,327	4,431
Cash and cash equivalents at end of year	$7,448	$4,705	$5,327
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$3,625	$3,550	$3,305
Income taxes	147	254	156
Supplemental disclosure of noncash investing activities
Net transfer between loans and foreclosed real estate	129	245	223

See accompanying notes to consolidated financial statements.

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements for the year ended September 30, 2000 include the accounts of The Bryan-College Station Financial Holding Company ("the Company") and its wholly owned subsidiaries, First Federal Savings Bank ("the Bank") and Best of Texas, Inc. ("the Dealership"). On April 1, 1998, the Company was capitalized through the issuance of 200,000 shares of common stock at $10 per share. The Bank concurrently became a wholly owned subsidiary of the Company in a stock-for-stock exchange with bank stockholders. Stock of dissenting stockholders and fractional shares were purchased by the Company for $24.07 per share. Since the transaction was an internal reorganization, the historical cost basis of accounting is continued for the Bank. On August 30, 1999, the Dealership was capitalized through the issuance of 500 shares of common stock to the holding company at $.01 per share.

The consolidated financial statements include the accounts and results of operations of the Company, the Bank, and the Bank's wholly owned subsidiary, First Service Corporation of Bryan. The 2000 and 1999 consolidated financial statements also include the accounts of the Dealership.

Nature of Operations: The only business of the Company is the ownership of the Bank and the Dealership. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank ("FHLB") system which maintains insurance on deposit accounts with the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. The Bank makes residential, commercial real estate, and consumer loans primarily in Brazos County, Texas. Substantially all loans are secured by specific items of collateral, including real estate, residences, and consumer assets. The Dealership had limited activity during the fiscal year ended September 20, 2000.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of financial instruments, and status of contingencies are particularly subject to change.

Securities: Securities are classified as held-to-maturity when management has the intent and the Company has the ability to hold those securities to maturity. All other securities are classified as available-for-sale since the Company may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. These securities are carried at fair value with unrealized gains and losses, net of income taxes reported in other comprehensive income (loss) equity. Premiums and discounts are recognized in interest income using methods that approximate the level-yield method. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and deferred loan origination fees and discounts.

Allowance for Loan Losses: Because some loans may not be repaid in full, the Company has established an allowance for loan losses. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates that are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

The Company measures impaired loans based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to be increased, such increase is reported as a provision for loan losses.

Smaller balance homogeneous loans are defined as residential first mortgage loans secured by one-to-four-family residences, residential construction loans, and consumer loans and are evaluated collectively for impairment. Commercial real estate loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans that must be evaluated for impairment. In general, loans classified as "doubtful" or "loss" are considered impaired while loans classified as "substandard" are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors that identify a credit for consideration for measurement of impairment or nonaccrual are similar, the measurement considerations differ. A loan is impaired when the economic value estimated to be received is less than the value implied in the original credit agreement. A loan is placed in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection. Although impaired loan and nonaccrual loan balances are measured differently, impaired loan disclosures do not differ significantly from nonaccrual and renegotiated loan disclosures.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recognition of Income on Loans: Interest on loans is accrued over the term of the loans based on the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued.

Loan Fees and Costs: The Company defers loan origination fees, net of certain direct loan origination costs. The net amount deferred is netted against loans in the balance sheet and is recognized in interest income as a yield adjustment over the contractual term of the loan, adjusted for prepayments.

Loan Sales: The Company sells a portion of its mortgage loan production in the secondary market with servicing released. The Company obtains sales commitments on these loans immediately prior to making the origination commitment. The Company also sells a portion of its consumer indirect loans with servicing retained on these loans. Loans classified as held for sale are carried at the lower of cost or market value in the aggregate. Net unrealized losses are recognized by charges to income.

Servicing Rights: The Company originates mortgage and consumer loans for sale to the secondary market. When servicing on sold loans is retained, the Company capitalizes the cost of servicing rights.

The consumer loans are sold at a rate less than the original coupon rate. The servicing asset is recorded at the present value of the remaining payment stream to the Company with assumptions such as estimated life, delinquencies, and other risks factored into the discount rate. The capitalized cost of loan servicing rights is amortized in proportion to and over the period of estimated net future revenue.

Premises and Equipment: The Company's premises and equipment are stated at cost less accumulated depreciation. The Company's premises and related furniture and equipment are depreciated using the straight-line method over their estimated useful lives. Maintenance and repairs are charged to expense, and improvements are capitalized.

Repossessed Assets and Insurance Claims: Automobiles acquired through repossession are carried at the lower of cost or fair value (including estimated insurance reimbursements) less estimated costs to sell. Credit-default insurance claims are carried at the amount for which the claim was filed. Losses on disposition, including expenses incurred in connection with the disposition, and uncollected insurance claims, are charged to operations. Valuation allowances are recognized when the fair value (including estimated insurance reimbursements) less estimated costs to sell the repossessed asset or the insurance claim receivable is determined to be less than carrying value of the asset. Changes in the valuation allowance are charged or credited to income.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Owned: Real estate owned acquired through foreclosure and similar proceedings is carried at the lower of cost or fair value less estimated costs to sell. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Valuation allowances are recognized when the fair less estimated selling expenses is determined to be less than cost of the asset. Changes in the valuation allowance are charged or credited to income.

Organization Costs: During 1999, a new accounting pronouncement was effective that required the Company to charge the September 30, 1999 unamortized balance of $100,000 to expense in the first quarter of the 2000 fiscal year. The additional amortization was disclosed in the consolidated statements of income (loss) as a cumulative effect of a change in accounting principle.

Statement of Cash Flows: Cash and cash equivalents are defined to include the Company's cash on hand, demand balances, interest-bearing deposits with financial institutions, and investments in certificates of deposit with original maturities of less than three months.

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Common Share: Amounts reported as earnings per common share for each of the three years ended September 30, 2000 reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year. Weighted average common shares were 471,406, 471,406, and 586,653 for the years ended September 30, 2000, 1999, and 1998 adjusted for 10% stock dividends in 2000 and 1999. The warrants attached to the 3,629 units issued by the Company on April 1, 1998 have an exercise price of $12.50 per share and the stock options granted on May 25, 1999 have an exercise price of $8.00 per share. The warrants and stock options are not included in diluted earnings per share since the exercise price exceeds the market price of the stock.

In future years, outstanding stock options and warrants may be exercised, which would increase the weighted average common shares outstanding and, thereby, dilute earnings per share. In addition, if the average common stock price were to exceed the exercise price of outstanding options and warrants in a future year, the assumed exercise of the options and warrants would have a dilutive effect on earnings per share for that future year. However, previously reported earnings per share and diluted earnings per share would not be restated.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications: Certain items in the financial statements as of and for the years ended September 30, 1999 and 1998 have been reclassified, with no effect on net income, to conform to the current year presentation.

NOTE 2 - SECURITIES

The amortized cost and fair values of securities at September 30 are as follows:

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Equity stock	$ 5	$ -	$ -	$ 5
Held-to-maturity
FHLMC certificates	$373	$ -	$ (17)	$356
FNMA certificates	149	-	(3)	146
	$522	$ -	$ (20)	$502

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Equity stock	$ 5	$ -	$ -	$ 5
Held-to-maturity
FHLMC certificates	$447	$ -	$ (22)	$425
FNMA certificates	245	2	(5)	242
	$692	$ 2	$ (27)	$667

Mortgage-backed securities have varying maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 3 - LOANS

Loans receivable at September 30 are summarized as follows:

	2000	1999
First mortgage loans
Principal balances:
Secured by one-to-four-family residences	$33,319	$33,436
Secured by other properties	5,096	5,865
Construction	6,926	4,800
	45,341	44,101
Less:
Undisbursed portion of loans	(2,486)	(1,669)
Net deferred loan origination fees	(149)	(159)
Deferred gain	(27)	(3)
Total first mortgage loans	42,679	42,270
Consumer and other loans
Principal balances:
Automobile	17,167	18,529
Home equity and second mortgage	8	12
Loans secured by deposit accounts	872	1,080
Commercial	5,728	2,988
Other consumer	1,267	2,961
	25,042	25,570
Net deferred loan origination costs	40	77
Net premiums on indirect loans	215	383
Total consumer and other loans	25,297	26,030
Less allowance for loan losses	(415)	(326)
	$67,561	$67,974

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 3 - LOANS (Continued)

A summary of the activity in the allowance for loan losses follows:

	2000	1999	1998
Balance at beginning of year	$326	$307	$273
Provision charged to operations	254	104	79
Charge-offs	(183)	(92)	(75)
Recoveries	18	7	30
Balance at end of year	$415	$326	$307

There were no impaired loans during the three years ended September 30, 2000. Nonaccrual loans totaled approximately $32,000 at September 30, 1999. The approximate amounts of interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended September 30 are not material. There were no nonaccrual loans at September 30, 2000 or 1998.

The largest portion of the Company's loans are originated for the purpose of enabling borrowers to purchase residential real estate property secured by first liens on such property. At September 30, 2000, approximately 49% of the Company's loans were secured by owner-occupied, one-to-four-family residential property. The Company requires collateral on all loans and generally maintains loan-to-value ratios of 80% or less. The Company also originates a significant amount of automobile loans, which totaled approximately 25% of the Company's loans at September 30, 2000. Approximately 70% of the automobile loans are those originated under the Company's Second Chance Loan program. These loans are made to individuals with a less than perfect credit history, which results in a higher interest rate to the Company. These loans are insured for credit default as a means of reducing the risk of loss to the Company.

The Company has granted loans to certain officers and directors of the Bank and Company. Related-party loans are made on substantially the same terms as comparable transactions with unrelated persons.

Activity in the loan accounts of executive officers, directors, and principal stockholders is as follows:

	2000	1999
Balance at beginning of year	$728	$649
Loans disbursed	411	381
Principal repayments	(123)	(241)
Change in persons classified as related parties	-	(61)
Balance at end of year	$1,016	$728

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 4 - RESERVE FOR LOSSES ON REPOSSESSED ASSETS AND INSURANCE CLAIMS

The Company's "Second Chance" loan program to originate loans to individuals with less than prime credit was discontinued during June 2000. These loans are insured by credit-default insurance. Repossessed assets are carried at the lower of cost or fair value adjusted for expected credit-default insurance proceeds. The credit-default insurance claims are carried at the filed claim amount. The activity in the reserve for repossessed assets and insurance claims is as follows for the years ended September 30:

	(In thousands)
	2000	1999	1998
Beginning balance	$ 21	$ 60	$ -
Provision	147	140	60
Charge-offs	(72)	(179)	-
Ending balance	$ 96	$ 21	$ 60

NOTE 5 - SECONDARY MARKET OPERATIONS

The following summarizes the Company's secondary market activities:

	2000	1999	1998
Mortgage
Proceeds from sale of mortgage loans	$12,361	$16,980	$11,526
Gain on sale of mortgage loans	$ 198	$ 167	$ 116
Gain on sale of mortgage servicing rights	45	142	113
	$ 243	$ 309	$ 229
Loans serviced for others	$1,741	$1,819	$1,966

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 5 - SECONDARY MARKET OPERATIONS (Continued)

	2000	1999	1998
Consumer
Proceeds from sale of consumer loans	$ -	$5,693	$-
Gain on sale of consumer loans	$ -	$ 478	$ -
Loans serviced for others	$3,067	$4,959	$ -

Following is an analysis of the change in servicing rights for the years ended September 30, 2000 and 1999:

	2000	1999
Beginning balance	$545	$ -
Additions	-	642
Amortization	(266)	(97)
Ending balance	$279	$545

NOTE 6 - PREMISES AND EQUIPMENT

A summary of premises and equipment at September 30 is as follows:

	2000	1999
Land	$ 423	$ 423
Buildings and improvements	1,825	1,412
Furniture and equipment	1,932	1,915
Construction in process	15	162
Total cost	4,195	3,912
Accumulated depreciation	(2,015)	(1,813)
	$2,180	$2,099

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 7 - DEPOSITS

Certificate of deposit accounts with a minimum denomination of $100,000 or more totaled $9,307,000 and $8,236,000 at September 30, 2000 and 1999, respectively.

At September 30, 2000, scheduled maturities of certificates of deposit are as follows:

Year Ending
2001	$35,221
2002	8,619
2003	2,050
2004	465
2005	1,537
$47,892

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK AND DEBENTURES

At September 30, 2000 secured advances from the Federal Home Loan Bank were as follows:

Interest Rate	Maturity Date	Balance
6.63%	October 6, 2000	$3,000

The maximum amount of credit available, secured by a blanket lien on first mortgages, is the lesser of 75% of qualifying collateral or 35% of total assets of the Bank. At September 30, 2000, the Bank had the ability, if needed, to borrow up to approximately $25,300,000 from the Federal Home Loan Bank of Dallas.

The Bank maintains a collateral pledge agreement covering secured advances whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans on residential property (not more than 90 days delinquent), aggregating no less than 133% of the outstanding secured advances from the Federal Home Loan Bank of Dallas.

Debentures consist of 3,629 units, each unit consisting of a $1,000 debenture and nine detachable warrants exercisable at an exercise price of $12.50 per share. At September 30, 2000 and 1999, debentures total $3,629,000, bear an interest rate of 11.5%, and mature on March 31, 2003. The Company's debentures require quarterly interest payments of approximately

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK AND DEBENTURES (Continued)

$105,000. See Note 10 for discussion of supervisory agreement.

NOTE 9 - BENEFIT PLANS

During 1999, the Company's Board of Directors adopted a stock option and incentive plan (the Plan) under the terms of which 40,000 shares of common stock were reserved for issuance. The options become exercisable immediately upon date of grant and expiration terms will be no greater than ten years for incentive stock options and no greater than fifteen years for non-qualified stock options.

A summary of the status of the Company's stock option plan and changes during the year are presented below:

	2000 Shares	1999 Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	27,250	-	$ -
Granted	-	27,250	8.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at end of year	27,250	27,250	$8.00
Options exercisable at end of year	27,250	27,250
Weighted-average fair value of options granted during year	$ -	$ .97
Average remaining option term	10.9 years	11.9 years

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 9 - BENEFIT PLANS (Continued)

fair value of the options is amortized to expense over the options' vesting period, which resulted in full amortization during the fiscal year ended September 30, 1999 as a result of the options immediate vesting per the plan.

Net income (loss) as reported	$245
Pro forma net income	225
Earnings per share as reported
Basic and diluted	.52
Pro forma earnings per share
Basic and diluted	.48

The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The expected stock volatility has been considered not applicable because, since the formation of the Company, there has been limited stock transactions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

	Incentive Stock Options	Non-Qualified Stock Options
Date of grant	5/25/99	5/25/99
Options granted	15,250	12,000
Estimated fair value stock of options granted:	$ .48	$ 1.60
Assumptions used:
Risk-free interest rate	5.61%	5.61%
Expected option life	10 years	15 years
Expected stock price volatility	N/A	N/A
Expected dividend yield	N/A	N/A

In 1999, the Company curtailed and initiated termination of its defined benefit pension plan, which covered substantially all employees. A curtailment loss of approximately $172,000 was recognized in 1999. During the year ended September 30, 2000, the Company received approval from the Pension Benefit Guaranty Corporation to terminate this plan and distribute the assets. The Company terminated this plan and settled all of its obligations. There was no additional settlement gain or loss recognized.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 9 - BENEFIT PLANS (Continued)

Information about the pension plan at September 30, 1999 was as follows:

Change in benefit obligation:
Beginning benefit obligation	$676
Service cost	69
Interest cost	47
Actuarial loss	20
Benefits paid	(57)
Ending benefit obligation	$755
Change in plan assets:
Beginning fair value	$542
Actual return	32
Employer contribution	62
Benefits paid	(57)
Ending fair value	$579
Funded status	$(176)
Unrecognized net actuarial loss	-
Unrecognized net transition obligation	-
Accrued cost	$(176)

Net pension cost includes the following components:

	Year Ended September 30,
	1999	1998
Service cost earned during the period	$ 69	$ 82
Interest cost	47	42
Expected return on plan assets	(38)	(31)
Net amortization and deferral	13	16
Curtailment loss	172	-
Net periodic pension cost	$263	$109

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 9 - BENEFIT PLANS (Continued)

The assumptions used to develop the net periodic pension cost were:

	Year Ended September 30,
	1999	1998
Discount rate	7%	7%
Expected long-term rate of return on assets	7%	7%
Rate of increase in compensation levels	5%	5%

An employee 401(k) profit sharing plan was approved by the Board of Directors effective January 1, 1999. The plan covers employees having completed three months of service and who are at least 21 years of age. Discretionary and matching contributions to the profit sharing plan are determined and approved annually by the Company's Board of Directors. There were no contributions for the years ended September 30, 2000 and 1999.

The Bank entered into an employment, consulting, and supplemental retirement agreement on July 1, 1997 with the President and Chief Executive Officer of the Bank. The employment and consulting portions of the agreement have a combined term of five years from the commencement date of July 1, 1997. The consulting portion commences upon completion of the three-year employment period and calls for annual consulting fees equal to $58,200 payable in equal monthly installments. The supplemental retirement agreement commences on the later of the retirement date or July 1, 2002 and is based on services commencing on July 1, 1997.

During the year ended September 30, 2000, the President and Chief Executive of the Bank resigned. In connection with his resignation, the Company reached a settlement of the above agreement which requires a one-time payment of $95,000 and lifetime monthly payments of $5,900. The liability for the one-time payment was recorded as of September 30, 2000. In addition, since all monthly amounts due under this plan are fully vested, an additional liability of approximately $414,000 was recorded as of September 30, 2000. The liability for the monthly payments was recorded based on actuarial assumptions and an 8% discount rate.

As discussed in Note 10, though the aforementioned amounts have been accrued, the payments of these amounts are subject to the receipt of a written notice of non-objection from the Regional Director of the Office of Thrift Supervision (OTS), the Bank's primary regulator. The OTS provided written notice of non-objection on March 5, 2001.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 10 - REGULATORY AND CAPITAL MATTERS

Supervisory Agreement

In June 2000, the OTS formally designated the Bank to be in a "troubled condition" and a "problem association" due to its total capital to risk-weighted assets ratio being only marginally above the minimum required amount after taking into account the losses associated with repossessed automobiles and the increase in the allowance for loan losses related to its Second Chance Auto Loan Program. As a result, the Bank is subject to growth restrictions limiting any increase in total assets during any quarter in excess of an amount equal to interest credited on deposits during the quarter, without the prior written approval of the OTS; prior OTS review of all executive compensation; prior notice to OTS of all transactions between the Bank and its affiliates, such as the Company; and receipt of OTS approval prior to paying a dividend from the Bank to the Company.

In addition to the designation of "troubled condition" and "problem association," in September of 2000, the Board of Directors received a Supervisory Agreement ("Agreement") from the OTS. The Agreement requires the Bank to (1) take all necessary and appropriate actions to comply with various OTS regulations; (2) make provisions, within 30 days prior to the termination of the interim president and chief executive officer's employment contract, to retain or employ an OTS approved president and chief executive officer; (3) not make any severance payments to its former president except after receipt of a written notice of non-objection from the Regional Director of the OTS. In addition, the Board of Directors shall establish a workable committee structure that provides for all committees to meet on a regular basis; (4) develop a one-year business plan, which will be monitored by the Board of Directors, which includes: (a) a target date no later than March 31, 2001 for reaching well capitalized status, (b) a contingent capital plan, (c) strategies for reducing noninterest expense, (d) development of profitable lines of business, and (e) strategies for improving branch profitability; (5) discontinuation of the subprime lending program, as well as the disposition of repossessed assets in accordance with policy, recognition of losses in a timely manner, and review the allowance for loan losses for adequacy at least quarterly; (6) compliance with affiliates transaction rules; and (7) various provisions as related to changes in Directors or Executive Officers, Terms of Employment, and Golden Parachute payments.

The various plans, policies, and procedures developed by the Bank have been approved by the OTS except that, although the Bank submitted the required strategic plan and earnings projections on a timely basis, the Bank, due to the pending settlement of the supplemental employee retirement plan, currently does not anticipate being able to achieve a well capitalized status by March 31, 2001 and expects to amend the business plan submitted after discussion

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 10 - REGULATORY AND CAPITAL MATTERS (Continued)

with the OTS. As a part of the original strategic plan, the Company developed various contingency plans in case earnings do not improve by March 31, 2001. These contingency plans could include the (1) sale of real estate and/or the sale of Second Chance auto loans, which would result in an after-tax gains, (2) capital raising initiatives, and (3) a strategic alliance. These initiatives may need to be implemented if the OTS does not accept an amended business plan showing the achievement of well-capitalized status at a later date.

The Company is dependent on operating cash and dividends from the Bank in order to pay interest on the debentures and operating expenses. Failure to timely pay the interest on the debentures may result in a default under the indenture governing the debentures resulting in acceleration of the maturity of the outstanding $3,629,000 principal balance and a demand for payment from debenture holders that the Company could not currently meet. As discussed previously, the Company is required to apply to the OTS for dividends from the Bank. As of January 3, 2001, the Bank has received OTS approval to pay dividends of $360,000 to the holding company. Management has projected that these dividends, along with an expected income tax refund of $140,000, will allow the Company to make all of the necessary interest payments through July 2001 and cover expected operating expenses for the year ended September 30, 2001.

Capital Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to average assets as defined. As of September 30, 2000, the most recent notification from the Office of Thrift Supervision categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. At September 30, 2000 and 1999, the Bank did not meet the minimum requirement to be well capitalized but was considered adequately capitalized under prompt corrective action regulations.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 10 - REGULATORY AND CAPITAL MATTERS (Continued)

At year end, actual capital levels of the Bank and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2000
Total capital (to risk-weighted assets)	$5,973	8.99%	$5,316	8.00%	$6,645	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,589	8.41	2,658	4.00	3,987	6.00
Tier 1 (core) capital (to adjusted total assets)	5,589	6.59	3,392	4.00	4,241	5.00
1999
Total capital (to risk-weighted assets)	$6,154	9.08%	$5,419	8.00%	$6,774	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,828	8.62	2,709	4.00	4,064	6.00
Tier 1 (core) capital (to adjusted total assets)	5,828	7.16	3,257	4.00	4,071	5.00

Accordingly, management considers the capital requirements to have been met. Regulations also include restrictions on loans to one borrower; certain types of investments and loans; loans to officers, directors, and principal stockholders; brokered deposits; and transactions with affiliates.

Federal regulations require the Bank to comply with a Qualified Thrift Lender (QTL) test, which requires that 65% of assets be maintained in housing-related finance and other specified assets. The QTL ratio at September 30, 2000 was 73.10%. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met.

Bank Series A preferred stock has a $ .01 par value, is nonvoting, and entitles the holder to a $10 per share liquidation preference. The stock bears non-cumulative quarterly dividends at an annual rate of 10%. At the Bank's option, the stock can be redeemed after two years. The Bank preferred stock is reflected as minority interest in the consolidated statements of financial condition.

Delaware law generally limits dividends of the Company to an amount equal to the excess of its net assets over its paid-in capital or, if there is no such excess, to its net profits for the current and immediately preceding fiscal year. In addition, the Company is prohibited from paying dividends on junior securities such as the Company's common stock unless all interest payments with respect to the debentures have been made.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 11 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to make loans and fund lines of credit and loans-in-process. The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

At September 30, these financial instruments are summarized as follows:

	Contract Amount
	2000	1999
Financial instruments whose contract amounts represent credit risk:
Commitments to make loans	$3,770	$4,244
Loans-in-process	2,486	1,669
Lines of credit	730	701
Letters of credit	150	452

The Company had $1.2 million of fixed rate commitments to originate loans, ranging from to 8.0% to 8.5% at September 30, 2000. The commitments have terms of 75 days. Since many commitments to make loans expire without being used, the amount above does not necessarily represent future cash commitments. Collateral may be obtained upon exercise of a commitment. The amount of collateral is determined by management and may include commercial and residential real estate and other business and consumer assets.

Financial instruments that potentially subject the Company to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions and loans. At September 30, 2000, the Company had deposit accounts with balances totaling approximately $4.6 million at the Federal Home Loan Bank of Dallas. Concentrations of loans are described in Note 3.

The Company is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Bank believes that none of these lawsuits would, if adversely determined, have a material adverse effect on its financial condition, results of operations, or capital.

During September 1996, the Company entered into a noncancelable operating lease for office space relating to mortgage operations. The lease expired August 31, 1998, and the Company is leasing the space month to month until December 31, 1999. The Company has entered into a

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 11 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS (Continued)

new noncancelable operating lease for office space for the mortgage operations effective January 1, 1999 with a term of three years and one option to renew for an additional three years. The Company also entered into a noncancelable operating lease for premises to be used for the purpose of automobile sales related to the Dealership. The lease became effective August 1, 1999 with a term to expire on May 14, 2001. The lease provides for continual options to renew for two-year terms until the death of the lessor. In addition, the Company paid $10,000 for an option to purchase the property for a minimum price of $110,000 adjusted by any increase in the Consumer Price Index. Rental expense was approximately $43,000 and $25,000 for the years ended September 30, 2000 and 1999, respectively. Projected minimum payments under the terms of the leases, not including insurance and maintenance, are as follows:

2001	$37
2002	5
$42

NOTE 12 - INCOME TAX EXPENSE (BENEFIT)

The provision for income tax expense (benefit) consists of the following:

	Year Ended September 30,
	2000	1999	1998
Current income tax expense (benefit)	$49	$222	$185
Deferred income tax expense (benefit)	(307)	(23)	(21)
	$(258)	$199	$164

The provision for income tax differs from that computed at the statutory corporate tax rate as follows:

	Year Ended September 30,
	2000	1999	1998
Tax expense (benefit) at statutory rate (34%)	$(339)	$151	$155
Nondeductible reorganization costs	34	17	6
Preferred stock dividends	29	29	15
Other tax effects	18	2	(12)
	$(258)	$199	$164

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 12 - INCOME TAX EXPENSE (BENEFIT) (Continued)

Deferred tax assets (liabilities) are comprised of the following at September 30:

	2000	1999
Supplemental employee retirement agreement	$225	$61
Pension liability	2	59
Loans, principally due to allowance for losses	91	24
Depreciation	12	12
Total deferred tax assets	330	156
Federal Home Loan Bank stock dividends	(80)	(69)
Servicing rights	(95)	(262)
Total deferred tax liabilities	(175)	(331)
Net deferred tax assets (liabilities)	$155	$(175)

The Bank has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts that differs from the provision charged to income in the financial statements. Retained earnings at September 30, 2000 include approximately $643,000, representing tax bad debt provisions through 1987, for which no deferred federal income tax liability has been recorded.

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The approximate carrying amount and estimated fair value of financial instruments at September 30 is as follows:

	2000		1999
	Approximate Carrying Amount	Estimated Fair Value	Approximate Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$7,448	$7,448	$4,705	$4,705
Securities	527	507	697	672
Loans, net of allowance for loan losses	67,561	67,430	67,974	69,775
Loans held for sale	3,872	3,872	2,464	2,464
Federal Home Loan Bank stock	436	436	404	404
Accrued interest receivable	647	647	613	613

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

	2000		1999
	Approximate Carrying Amount	Estimated Fair Value	Approximate Carrying Amount	Estimated Fair Value
Financial liabilities
Demand deposits	$(20,925)	$(20,925)	$(21,079)	$(21,079)
Savings deposits	(4,868)	(4,868)	(5,129)	(5,129)
Time deposits	(47,893)	(48,080)	(47,032)	(47,132)
Advance payments by borrowers for taxes and insurance	(779)	(779)	(818)	(818)
Federal Home Loan Bank Advances	(3,000)	(3,000)	-	-
Debentures	(3,629)	(3,508)	(3,629)	(3,661)
Accrued interest payable	(241)	(241)	(176)	(176)

For the purposes of above, the following assumptions were used:

Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying values due to the short-term nature of these assets.

Securities: The fair values of securities are based on the quoted market value for the individual security or its equivalent.

Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid.

Federal Home Loan Bank Stock: The fair value of Federal Home Loan Bank stock is assumed to approximate its carrying value.

Deposit Liabilities: The estimated fair value for time deposits has been determined by calculating the present value of future cash flows based on estimates of rates the Company would pay on such deposits, applied for the time period until maturity. The estimated fair values of interest-bearing demand and savings deposits are assumed to approximate their carrying values as management establishes rates on these deposits at a level that approximates the local market area. Additionally, these deposits can be withdrawn on demand.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest: The fair values of accrued interest receivable and payable are assumed to equal their carrying values.

Federal Home Loan Bank Advances and Advance Payments by Borrowers for Taxes and Insurance: The fair values are assumed to approximate the carrying values.

Debentures: The estimated fair value of debentures is based on calculating the present value of future cash flows using the current rate for a note with similar risk characteristics and similar length to maturity. The current rate was obtained from inquiry of investment bankers familiar with the thrift industry and the risk associated with debentures based on recent issuance of similar debentures.

Off-Balance-Sheet Instruments: Off-balance-sheet items consist principally of unfunded loan commitments. The fair value of these commitments is not material.

Other assets and liabilities of the Company not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as the value of core deposits and similar items.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on September 30, 2000, the fair value would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at September 30, 2000 should not necessarily be considered to apply at subsequent dates.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 14 - PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
September 30, 2000 and 1999
	2000	1999
ASSETS
Cash	$ 112	$ 27
Equity interest in bank subsidiary	5,589	5,828
Equity interest in nonbank subsidiary	(27)	1
Other assets	437	859
	$ 6,111	$ 6,715
LIABILITIES AND STOCKHOLDERS' EQUITY
Debentures	$ 3,629	$ 3,629
Accrued interest and other liabilities	232	98
Total liabilities	3,861	3,727
Minority interest	873	873
Stockholders' equity
Common stock	5	4
Additional paid-in capital	2,117	2,060
Retained earnings (deficit)	(745)	51
Total stockholders' equity	1,377	2,115
	$ 6,111	$ 6,715

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 14 - PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME
For the years ended September 30, 2000 and 1999
and the period April 1, 1998 through September 30, 1998

	2000	1999	1998
Income
Interest income	$ 3	$ 8	$ 3
Dividends from bank subsidiary	604	156	-
Other income	10	-	10
Total income	617	164	13
Expenses
Interest expense	424	425	210
Other expenses	403	290	256
Total expenses	827	715	466
Loss before equity in undistributed earnings of subsidiary	(210)	(551)	(453)
Equity in undistributed (overdistributed) earnings (loss) of subsidiaries	(658)	572	310
Income (loss) before income tax benefit and cumulative effect of a change in accounting principle	(868)	21	(143)
Income tax benefit	(230)	(224)	(160)
Income (loss) before cumulative effect of a change in accounting principle	(638)	245	17
Cumulative effect of a change in accounting principle	100	-	-
Net income (loss)	$ (738)	$ 245	$ 17

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2000, 1999, and 1998
(Table amounts in thousands)

NOTE 14 - PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2000 and 1999
and the period April 1, 1998 through September 30, 1998
	2000	1999	1998
Cash flows from operating activities
Net income (loss)	$ (738)	$ 245	$ 17
Adjustments to reconcile net income to net cash provided by operating activities: Equity in undistributed earnings of subsidiary	658	(572)	(310)
Amortization of debt issuance and reorganization costs	100	100	67
Cumulative effect of a change in accounting principle	100	-	-
Increase in other assets, net of liabilities	(35)	(187)	(242)
Net cash provided by (used in) operating activities	85	(414)	(468)
Cash flows from financing activities
Net proceeds from issuance of common stock	-	-	1,724
Net proceeds from issuance of debentures	-	-	3,128
Purchase and retirement of Bank stock	-	-	(3,943)
Net cash provided by financing activities	-	-	909
Change in cash and cash equivalents	85	(414)	441
Cash and cash equivalents at beginning of period	27	441	-
Cash and cash equivalents at end of period	$ 112	$ 27	$ 441
Supplemental disclosures of cash flow information Cash paid during the period for Interest	$ 417	$ 417	$ 121

NEXT PAGE

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

        David D. Rinehart. Mr. Rinehart has served as the President and Chief Executive Officer since May, 2000. He previously served as Executive Vice President and Chief Financial Officer of Fort Bend Holding Corporation and its subsidiary Fort Bend Federal Savings and Loan Association in Rosenberg, Texas. Mr. Rinehart has approximately 26 years of banking experience since graduating in 1965 from Miami University. He is past president of the Gulf Coast Chapter of the Financial Managers Society.

        William Wantuck. Mr. Wantuck joined the Company in January 1999 as Executive Vice President and Chief Financial Officer. Mr. Wantuck currently supervises the accounting, regulatory reporting, loan administration, branch banking operations, and consumer loan functions. Mr. Wantuck has been in banking since 1976 and has extensive experience in most operational areas of banking. Mr. Wantuck is a certified public accountant, a certified internal auditor and a certified financial services auditor. Mr. Wantuck is a member of the Audit Committee, the Asset Review Committee, the Regulatory Compliance Committee, and is Chairperson of the Asset/Liability Committee. In May 2000, Mr. Wantuck assumed the additional title of Chief Operating Officer.

        Mary L. Hegar. Ms. Hegar joined First Federal in 1977 and became Assistant Secretary/Treasurer in 1987 and was promoted to Senior Vice President/Financial and Regulatory. Ms. Hegar primarily coordinates the accounting functions of the Bank, monitors First Federal's investments and is responsible for regulatory reporting. Ms. Hegar is a member of the Asset/Liability Committee.

NEXT PAGE

        The table below sets forth certain information regarding the Company's directors.

Name	Age(1)	Position(s) Held	Director Since(2)	Term to Expire
Directors
Helen Chavarria	64	Director	1999	2001
Robert H. Conaway	47	Vice Chairman of the Board	1995	2001
Ken L. Hayes	61	Director	1993	2001
George Koenig	56	Director/Executive Vice President of the Bank	1996	2001
Joseph W. Krolczyk	61	Director, Secretary/Treasurer	1998	2001
Charles Neelley	71	Director	1993	2001
Richard L. Peacock	82	Director	1965	2001
Roland Ruffino	50	Director	1995	2001
Gary A. Snoe	43	Chairman of the Board	1998	2001
Ernest A. Wentrcek	72	Director	1965	2001

(1)   At September 30, 2000.
(2)   Includes service as a director of the Bank.

        The principal occupation of each director is set forth below. All directors have held their present position for at least five years unless otherwise indicated.

        Helen Chavarria. Ms. Chavarria is a currently a Housing Management Specialist for the Brazos Valley Council of Government, a position she has held since 1992. She also serves as an area recruiter for Amnesty and as an instructional assistant for Region IV Educational Service Center, located in Huntsville, Texas. Ms. Chavarria has served in such capacities since 1988.

        Robert H. Conaway. Mr. Conaway is the founder and President of Progress Supply, located in Bryan, Texas, a distributor of wholesale supply plumbing fixtures and contractors' supplies.

        Ken L. Hayes. Mr. Hayes is the owner of Aggieland Travel, located in College Station, a full-service travel agency.

        George Koenig. Mr. Koenig is currently serving as Executive Vice President of the Bank. Mr. Koenig was previously employed as an executive operations officer with a local financial institution located in Bryan, Texas.

        Joseph W. Krolczyk. Mr. Krolczyk has served as the owner and President of KESCO Supply Inc., a food service equipment and supply firm located in Bryan, Texas for over 20 years.

        Charles Neelley. Mr. Neelley is retired from Texas A&M University and the travel agency business. He is currently active in the mini-storage business. In November 1995, Mr. Neelley was elected Secretary/Treasurer of the Board of First Federal, and later was elected Secretary/Treasurer of the Company when it was organized in 1998.

        Richard L. Peacock. Mr. Peacock has been retired since 1983 from a privately owned retail office supply and furniture business located in Bryan, Texas. Prior to that time, he was in the restaurant business for approximately 12 years and the soft-drink bottling business for five years. He has also managed a health resort and clinic located in Marlin, Texas. In

NEXT PAGE

November 1995, Mr. Peacock was elected Chairman of the Board of First Federal, and later was elected Chairman of the Board of the Company when it was organized in 1998.

        Roland Ruffino. Mr. Ruffino is a partner of Readfield Meats, Inc., a long-time leading wholesale and retail meat distributor located in Bryan, Texas.

        Gary A. Snoe. Mr. Snoe is the owner and President of Snoe Inc., a precision, speciality machining and welding plant located in the Bryan, Texas trade area. He was previously the owner of a machine and welding plant for over 19 years in Houston, Texas.

        Ernest A. Wentrcek. Mr. Wentrcek was the Secretary and/or Treasurer of the Bank's Board of Directors until 1995 when he was elected Vice Chairman of the Board of Directors of First Federal, and later was elected Vice Chairman of the Board of the Company when it was formed in 1998. Mr. Wentrcek is the President and owner of W&W Builders/Realtors, a real estate sales, rental and property management company located in Bryan, Texas. In September 1988, he retired as the Associate Director for Business Affairs of the Texas Engineering Extension Service, Texas A&M University System, a vocational education organization. He is a member of the Finance Committee of the Supreme Lodge of the Slavonic Benevolent Order of the State of Texas (SPJST). Mr. Wentrcek is a licensed real estate broker and a member of the Bryan-College Station Board of Realtors and the Multiple Listing Service. He is also a member of the American Legion Post 159-Bryan.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended September 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

Director Compensation

        Outside directors receive $300.00 for each board meeting and $100.00 for each committee meeting attended, not to exceed a maximum of $400.00 per month.

Executive Compensation

        The following table sets forth information concerning the compensation paid or granted to each person who served as the Company's Chief Executive Officer, during fiscal year 2000 and to one other executive officer of the Bank who made in excess of $100,000 in salary and bonus during fiscal year 2000.

NEXT PAGE

SUMMARY COMPENSATION TABLE
Annual Compensation					Long Term Compensation
Awards
Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Options/ SARs (#)	All Other Compensation ($)
David D. Rinehart,(1) President and Chief Executive Officer	2000 1999 1998	$39,628 --- ---	$ --- --- ---	--- --- ---	--- --- ---	--- --- ---	$ --- --- ---
J. Stanley Stephen(2) President and Chief Executive Officer	2000 1999 1998	$74,486 93,475 74,000	$ --- 6,500 ---	--- --- ---	--- --- ---	--- 8,000 ---	$144,015(3) 40,025(4) 40,000(4)
James D. McCrady, Jr.(5) Senior Vice President	2000 1999 1998	$60,000 60,000 ---	$48,209 $59,434 ---	--- --- ---	--- --- ---	--- --- ---	$ --- --- ---

(1)    Mr. Rinehart was appointed President and Chief Executive Officer in May, 2000.
(2)    Mr. Stephen served as the Company's President and Chief Executive Officer until his resignation in May, 2000.
(3)    Represents $19,515 contributed to Mr. Stephen's Supplemental Executive Retirement Plan, as well as payments made under a settlement agreement and mutual release related to Mr. Stephen's Employment, Consulting and Supplemental Retirement
        Agreement and other matters pursuant to which Mr. Stephen received a lump sum payment of $95,000 and shall receive $5,900 per month from May 3, 2000 until his death. These monthly payments amounted to $29,500 in fiscal year 2000.
(4)    Represents a contribution to Mr. Stephen's Supplemental Executive Retirement Plan for each respective year.
(5)    Mr. McCrady joined the Bank in April, 1998.

NEXT PAGE

        The following table provides information as to the value of the options held by Messrs. Rinehart, Stephen and McCrady during fiscal 2000, none of which have been exercised.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT SEPTEMBER 30, 2000
			Number of Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
David D. Rinehart, President and Chief Executive Officer	---	---	---	---	---	---
J. Stanley Stephen President and Chief Executive Officer	---	$---	8,000	---	(1)	$---
James D. McCrady, Jr. Senior Vice President	---	---	---	---	---	---

(1) Represents the aggregate market value (market price of the common stock less the exercise price) of the option granted based upon the closing price of $5.25 per share of the common stock as reported on the OTC Electronic Bulletin
    System on September 29, 2000. Therefore, such options were not in-the-money at that date.

Employment Agreements

        On October 2, 2000, the Bank entered into an employment agreement with David Rinehart. Under the terms of the agreement, Mr. Rinehart is entitled to receive an annual base salary in an amount not less than his current salary of $135,000, and to participate in discretionary bonuses as authorized and declared by the Bank's Board of Directors. The employment agreement is for an initial term of two years and provides for annual extensions of one year, in addition to the then-remaining term thereunder, on each anniversary of the commencement date of the agreement (i.e., each October 2) upon written approval by the Bank's Board of Directors. The agreement terminates upon the employee's death, for cause, in certain events specified by Office of Thrift Supervision regulations, or by Mr. Rinehart upon 90 days written notice to the Bank.

        In the event there is a "change in control" (as defined in the employment agreement) of the Bank where Mr. Rinehart's employment is terminated in connection with, or twelve months after the change in control, the employment agreement provides for a lump sum payment to Mr. Rinehart of 299% of his base average annual compensation over the most recent five year period or such shorter period since employment and continuation of health benefits for the remaining term of the employment agreement. The agreement also guarantees participation in an equitable manner in employee benefits applicable to executive personnel.

NEXT PAGE

        Based on his current compensation, if Mr. Rinehart was terminated under circumstances entitling him to severance pay as described above, he would have been entitled to receive a lump sum cash payment of approximately $403,650.

Item 11.   Security Ownership of Certain Beneficial Owners and
                 Management

Stock Ownership of Significant Shareholders, Directors and Executive Officers

        The following table presents information regarding the beneficial ownership of the Company's common stock as of December 29, 2000, by those persons or entities (or group of affiliated persons or entities) known by management to beneficially own more than five percent of the outstanding common stock of the Company, each director of the Company, each executive officer of the Company, and all of the executive officers and directors of the Company as a group.

        The persons named in the following table have sole voting power for all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. The address of each of the beneficial owners, except where otherwise indicated, is the same address as that of the Company. An asterisk (*) in the tables indicates that an individual beneficially owns less than one percent of the outstanding common stock of the Company. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC"). As of December 29, 2000, there were 471,411 shares of the Company's common stock outstanding.

NEXT PAGE

Name of Beneficial Owner	Beneficial Ownership(2)	Percent of Common Stock Outstanding
Significant Shareholder
J. Stanley Stephen and Jean Stephen(1)	36,388	7.72%

Directors and Named Executive Officers
Helen Chavarria	330	*
Robert H. Conaway	8,121	1.72
Ken L. Hayes	2,410	*
George Koenig	1,330	*
Joseph W. Krolczyk	6,038	1.28
James McCrady	---	---
Charles Neelley	14,916	3.15
Richard L. Peacock	9,147	1.93
David D. Rinehart	---	---
Roland Ruffino	13,820	2.92
Gary A. Snoe	14,086	2.98
Ernest A. Wentrcek	9,809	2.07
Directors and Executive Officers of the Company and the Bank as a group (13 persons)(2)	84,407	17.28

___________________

(1) This amount excludes 8,000 shares of common stock for which Mr. Stephen currently has the right to acquire beneficial ownership upon the exercise of stock options pursuant to The Bryan-College Station Financial Holding Company's 1998
     Stock Option and Incentive Plan (the "Stock Option Plan").
(2) Includes shares held directly, as well as shares held jointly with family members, shares held in retirement accounts, held in a fiduciary capacity, held by certain of the individual's or group members' families, or held by trusts of which the individual or group member is a trustee or substantial beneficiary, with respect to which shares the individual or group member may be deemed to have sole or shared voting and/or investment powers. This amount also includes 17,000 shares of common stock issuable upon the exercise of the directors'
    and executive officers' stock options.

Item 12. Certain Relationships and Related Transactions

        The Bank, like many financial institutions, has followed a policy of granting to officers, directors and employees, loans secured by the borrower's residence, along with certain consumer loans and business loans, if the borrower is credit-worthy. All loans to the Bank's officers and directors are made in the ordinary course of business and generally on the same terms, including interest rate and collateral, and conditions as those of comparable transactions prevailing at the time, and do not involve more than the normal risk of collectibility or present other unfavorable features.

        All loans by the Bank to its directors and executive officers are subject to the OTS regulations restricting loans and other transactions with affiliated persons of the Bank. Federal law currently requires that all loans to directors and executive officers generally be made on terms and conditions comparable to those for similar transactions with non-affiliates. Loans to all directors and executive officers and their associates totaled $1.0 million at September 30, 2000, which was 18.2% of the Bank's equity capital at that date. All loans to directors and executive officers were performing in accordance with their terms at September 30, 2000.

NEXT PAGE

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(a)	Certificate of Incorporation	*
3(b)	By-Laws	3(b)
4	Instruments defining the rights of security holders, including debentures	*
9	Voting Trust Agreement	None
10.1	Supervisory Agreement	**
10.2	David D. Rinehart Employment Agreement	10.2
10.3	Compromise Settlement Agreement and Mutual Release dated March 8, 2001 between J. Stanley Stephen, Jean Stephen and First Federal Savings Bank	10.3
11	Statement re: computation of per share earnings	Not required
12	Statement re: computation of ratios	Not required
13	Annual Report to Security Holders	Not required
16	Letter re: change in certifying accountants	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	Not required
24	Power of Attorney	Not required
99	Additional Exhibits	None

_____________________

* Filed as exhibits to the Company's Form S-1 registration statement (File No. 333-28179) filed on May 30, 1997 pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 000-23323) on December 22, 2000 and is
      incorporated herein by reference in accordance with Item 601 of Regulation S-B.

NEXT PAGE

(b) Reports on Form 8-K

        There were no reports on Form 8-K filed for the quarter ended September 30, 2000.

NEXT PAGE

SIGNATURES

        Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
Date: March 15, 2001	By: /s/ David D. Rinehart David D. Rinehart, President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the dates indicated.

By: /s/ Gary A. Snoe Gary A. Snoe Chairman of the Board	By: /s/ David D. Rinehart David D. Rinehart, President and Chief Executive Officer (Principal Executive Officer)
Date: March 15, 2001	Date: March 15, 2001
By: /s/ Ken L. Hayes Ken L. Hayes, Director	By: /s/ Joseph W. Krolczyk Joseph W. Krolczyk, Director, Secretary and Treasurer of the Board of Directors
Date: March 15, 2001	Date: March 15, 2001
By: /s/ Charles Neelley Charles Neelley Director, Secretary and Treasurer of the Board of Directors	By: /s/ George Koenig George Koenig, Director and Executive Vice President
Date: March 15, 2001	Date: March 15, 2001

NEXT PAGE

By: /s/ Roland Ruffino Roland Ruffino Director	By: /s/ Robert H. Conaway Robert H. Conaway Director
Date: March 15, 2001	Date: March 15, 2001
By: /s/ Ernest A. Wentrcek Ernest A. Wentrcek Director	By: /s/ Richard L. Peacock Richard L. Peacock Director
Date: March 15, 2001	Date: March 15, 2001
By: /s/ William Wantuck William Wantuck Chief Financial Officer (Principal Financial and Accounting Officer)	By: /s/ Helen Chavarria Helen Chavarria Director
Date: March 15, 2001	Date: March 15, 2001

NEXT PAGE