Form 10QSB
period 2000-12-31
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2001-04-11
CIK 1030859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
     (X)      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

    (   )      Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the transition period from ----------------------------- to -------------------------------

Commission File Number: 0-23323

THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	36-4153491
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
2900 Texas Avenue, Bryan, Texas	77802
(Address of principal executive offices)	(Zip Code)

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

No ___                                      Yes   X

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of March 28, 2001
Common Stock	471,411

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
Bryan, Texas

FORM 10-QSB

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Other Information	13
Signatures	14

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2000 and September 30, 2000
(Unaudited)
In thousands, except share and per share data

	December 2000	September 2000
ASSETS
Cash and due from banks	$ 3,324	$ 2,781
Interest-bearing deposits in other financial institutions	3,428	4,667
Total cash and cash equivalents	6,752	7,448
Securities available-for-sale	1,376	5
Securities held-to-maturity, at cost (fair value: December. - $484; September. - $502)	487	522
Loans held for sale	3,571	3,872
Loans receivable, net (net of allowance for loan losses: December. - $332; September. - $415)	66,154	67,561
Federal Home Loan Bank stock	443	436
Servicing rights	212	279
Real estate owned (net of allowance for losses: December. - $22; September. - $22)	342	377
Repossessed assets and insurance claims (net of allowance for losses: December. - $122; September. - $96)	1,091	889
Premises and equipment	2,146	2,180
Accrued interest receivable	657	647
Other assets	495	710
	$ 83,726	$ 84,926
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$ 76,144	$ 73,686
Advance payments by borrowers for insurance and taxes	148	779
Advances from Federal Home Loan Bank	-	3,000
Debentures	3,629	3,629
Accrued supplemental retirement plan benefits	594	594
Accrued interest payable and other liabilities	1,001	988
	81,516	82,676
Minority interest	873	873
Stockholders' equity
Common stock - par value $.01 per share; authorized 1,500,000 shares, issued 471,411 shares at September 30, 2000 and 471,406 shares at December 31, 2000	5	5
Additional paid-in capital	2,117	2,117
Retained deficit	(785)	(745)
	1,337	1,377
	$ 83,726	$ 84,926

See accompanying notes to consolidated financial statements

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2000 and 1999
(Unaudited)
In thousands, except per share data

	December 2000	December 1999
Interest income
Loans	$ 1,851	$ 1,785
Mortgage-backed securities	20	9
Other	44	32
Total interest income	1,915	1,826
Interest expense
Deposits	863	766
Debentures and other borrowings	110	121
Total interest expense	973	887
Net interest income	942	939
Provision for loan losses	111	30
Net interest income after provision for loan losses	831	909
Noninterest income
Service charges	194	173
Gain on sale of loans and servicing rights	31	51
Servicing fee income, net of amortization	5	60
Other	(5)	7
Total noninterest income	225	291
Noninterest expense
Compensation and benefits	512	666
Occupancy and equipment expense	152	124
Federal insurance premiums	10	16
Net loss (gain) on real estate owned, repossessed assets and insurance claims, including provision	(20)	3
Professional fees	113	41
Data processing	76	67
Other	261	373
Total noninterest expense	1,104	1,290
Loss before income taxes and cumulative effect of a change in accounting principle	$ (48)	$ (90)
Income tax benefit	(8)	(23)
Loss before cumulative effect of a change in accounting principle	$ (40)	$ (67)
Cumulative effect of a change in accounting principle	-	(100)
Net loss	$ (40)	$ (167)
Loss per common share, basic and diluted
Loss per share before cumulative effect of a change in accounting principle	$ (.08)	$ (.16)
Cumulative effect of a change in accounting principle	-	(.23)
Loss per share	$ (.08)	$ (.39)

See accompanying notes to consolidated financial statements

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2000 and 1999
(Unaudited)
In thousands

	Three Months Ended December 31,
	2000	1999
Cash flows from operating activities
Net loss	$ (40)	$ (167)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	62	70
Amortization of premiums and discounts on investment and mortgage-backed securities, net	2	1
Net change in loans held for sale	332	(884)
Net change in servicing rights	67	66
Change in deferred loan origination fees	5	186
Net (gains) losses on sales of
Mortgage loans and mortgage servicing rights	(31)	(51)
Real estate owned, repossessed assets and insurance claims	(20)	3
Provision for loan losses	111	30
Federal Home Loan Bank stock dividend	(7)	(6)
Cumulative effect of a change in accounting principle	-	100
Change in
Repossessed assets	(192)	-
Accrued interest receivable	(10)	(28)
Other assets	215	40
Accrued interest payable and other liabilities	13	(118)
Net cash from operating activities	507	(758)
Cash flows from investing activities
Net change in loans receivable	1,191	(1,245)
Investment in mortgage-backed and other securities	(1,371)	-
Principal payments on mortgage-backed securities	33	32
Proceeds from sale of mortgage servicing rights	-	20
Investment in office properties and equipment, net	(28)	(265)
Proceeds from sale of foreclosed real estate	149	2
Capital expenditures on foreclosed real estate	(4)	(9)
Net cash from investing activities	(30)	(1,465)
Cash flows from financing activities
Net increase in deposits	2,458	374
Net decrease in advance payments by borrowers for insurance and taxes	(631)	(574)
Net change in Federal Home Loan Bank advances	(3,000)	4,000
Net cash from financing activities	(1,173)	3,800
Change in cash and cash equivalents	(696)	1,577
Cash and cash equivalents at beginning of period	7,448	4,705
Cash and cash equivalents at end of period	$ 6,752	$ 6,282

See accompanying notes to consolidated financial statements

NEXT PAGE

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

       In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The Bryan-College Station Financial Holding Company (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank, Bryan/College Station, Texas ("First Federal" or the "Bank") as of December 31, 2000 and September 30, 2000, and the results of its operations for the three-month periods ended December 31, 2000 and 1999.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

       The summary of changes in the allowance for loan losses is as follows:

	Three Months Ended December 31,
	2000	1999
	(In thousands)
Balances, beginning of period	$ 415	$ 326
Provision charged to operations	111	30
Charge-offs	(203)	(50)
Recoveries	9	2
Balances, end of period	$ 332	$ 308

NOTE 3 - RESERVE FOR LOSSES ON REPOSSESSED ASSETS

       The Company had a "Second Chance" loan program that originated loans to individuals with less than prime credit that was discontinued in the quarter ended June 30, 2000. These loans are partially insured by credit-default insurance for losses due to charge-offs and sales of repossessed assets. Repossessed assets are carried at the lower of cost or fair value adjusted for expected credit-default insurance proceeds. The activity in the reserve for repossessed assets was as follows:

	Three Months Ended December 31,
	2000	1999
Beginning balance	$ 96	$ 54
Provision	26	-
Charge-offs	-	(16)
Ending balance	$ 122	$ 38

NOTE 4 - CAPITAL REQUIREMENTS

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The OTS has applied various restrictions as further explained under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

NEXT PAGE

       At December 31, actual capital levels of the Bank and minimum required levels were:

	Actual		Miniumum Required for Capital Adequacy Purposes		Miniumum Required to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2000
Total capital (to risk-weighted assets)	$5,802	9.15%	$5,073	8.00%	$6,341	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,547	8.75	2,536	4.00	3,805	6.00
Tier 1 (core) capital (to adjusted total assets)	5,547	6.64	3,341	4.00	4,177	5.00
1999
Total capital (to risk-weighted assets)	$6,239	9.03%	$5,528	8.00%	$6,910	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,888	8.52	2,764	4.00	4,146	6.00
Tier 1 (core) capital (to adjusted total assets)	5,888	7.12	3,307	4.00	4,134	5.00

NOTE 5 - LOSS PER COMMON SHARE

       A reconciliation of the numerator and denominator of the loss per common share computation for the periods ended December 31, 2000 and 1999 is presented below.

	Three Months Ended December 31,
	2000	1999
EPS Computation
Net loss	$ (40)	$ (167)
Weighted average shares outstanding	471,411	471,411
Loss per common share	$ (.08)	$ (.39)

       The effect of stock options could potentially dilute basic earnings (loss) per share in the future but were not included in the computation of diluted earnings (loss) per share for the three months ended December 31, 2000 and 1999 because to do so would have been anti-dilutive.

NOTE 6 - Organization Costs

        During 1999, a new accounting standard was effective which required the Company to charge the September 30, 1999 unamortized balance of $100,000 to expense in the first quarter of the 2000 fiscal year. The additional amortization was disclosed in the consolidated statements of operations as a cumulative effect of a change in accounting principle.

NEXT PAGE

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

Financial Condition

       The Company's total assets decreased by $1.2 million to $83.7 million at December 31, 2000 from $84.9 million at September 30, 2000. Net loans receivable (excluding loans held for sale) decreased $1.6 million to $66.0 million at December 31, 2000, compared to $67.6 million at September 30, 2000. During the three months ended December 31, 2000, the Company originated $768,000 of mortgage loans, including $638,000 secured by one- to four-family residential loans and $4.0 million in residential construction loan commitments. In addition, the Company originated $520,000 in consumer loans and $1.7 million in commercial business loans.

       Securities available for sale increased $1.4 million as a result of the Company reinvesting loan repayments into securities available for sale.

       Repossessed assets and insurance claims receivable increased from $889,000 at September 30, 2000 to $1.1 million at December 31, 2000. This increase was due primarily to the Bank aggressively repossessing vehicles when borrowers become delinquent partially offset by the Bank aggressively writing-down the fair market value of the vehicles at the time of repossession.

        Real estate owned decreased from $377,000 at September 30, 2000 to $342,000 at December 31, 2000 due to sales that resulted in a net gain of $3,000.

       Deposits increased $2.4 million to $76.1 million at December 31, 2000, compared to $73.7 million at September 30, 2000, offset by a seasonal decrease in escrowed funds for property taxes related to real estate loans held by the Bank. Advances from the Federal Home Loan Bank of Dallas were repaid from excess liquidity that was a result of increased deposits and a reduction in loans receivable.

       Stockholders' equity in the Company decreased $40,000 to $1,337,000 at December 31, 2000 from $1,377,000 at September 30, 2000 due to the net loss in the first three months of the fiscal year.

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

       In order to monitor and manage interest rate sensitivity and interest rate spread, First Federal created an Asset/Liability Committee ("ALCO"), composed of its President/Chief Executive Officer, Executive Vice President/COO/CFO, Senior Vice President/Accounting Manager and three outside Directors. The responsibilities of the ALCO are to assess First Federal's asset/liability mix and recommend strategies that will enhance income while managing First Federal's vulnerability to changes in interest rates.

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

       As part of this strategy, management continues to emphasize growth in noninterest-bearing deposits such as checking accounts or lower interest-bearing savings deposits by offering full service retail banking to its targeted customer base. In order to minimize the possible adverse impact that a rise in interest rates may have on net interest income, First Federal has developed several strategies to manage its

NEXT PAGE

interest rate risk. Primarily, First Federal iscurrently selling all newly originated one-to four-family residential mortgage loans which are saleable in the secondary market--most of which are long-term fixed-rate loans. In addition, First Federal currently offers three-year fixed rate balloon loans and other adjustable rate loans, and has implemented an active, diversified short-term consumer lending program, giving First Federal an opportunity to reprice its loans on a more frequent basis.

Net Portfolio Value

        The OTS, First Federal's primary regulator, has issued a proposed rule for the calculation of an interest rate risk component for institutions with a greater than "normal" (i.e., greater than 2%) level of interest rate risk exposure ("NPV"). The OTS has not yet implemented the capital deduction for interest rate risk. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

       It has been, and continues to be, an objective of First Federal's Board of Directors and management to manage interest rate risk. First Federal's asset/liability policy, established by the Board of Directors, dictates acceptable limits on the amount of change in NPV given certain changes in interest rates.

       Presented below, as of December 31, 2000, the latest date for which information is available, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. OTS assumptions are used in calculating the amounts in this table.

Change in Interest Rate	Estimated	At December 31, 2000		Acceptable Limits Established by Board of Directors
(Basis Points)	NPV	$ Change	% Change	% Change
(Dollars in Thousands)
+300 +200 +100 0 -100 -200 -300	$9,075 8,939 8,715 8,388 8,006 7,917 8,039	687 551 326 0 -383 -472 -349	+8% +7 +4 0 -5 -6 -4	-10% -8 -6 0 -6 -8 -10

       Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 200 basis point increase in interest rates, First Federal would experience a 7% increase in the NPV. As of December 31, 2000, a decrease in interest rates of 200 basis points would have resulted in a 6% decrease in the NPV of First Federal.

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

NEXT PAGE

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

Non-Performing Assets and Loan Loss Provision

       The provision for loan losses is based on management's periodic review of the Company's loan portfolio which considers, among other factors, actual loan loss experience, the general prevailing economic conditions, changes in composition and risks inherent in the loan portfolio, independent third-party loan reviews and specific borrower considerations such as the ability to repay the loan and the estimated value of the underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for estimated loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments that differ from those of management.

       The Company recorded a provision for loan losses in the amount of $111,000 for the three months ended December 31, 2000, as compared to a $30,000 provision for the same period in 1999. Management increased the loan loss provision during the quarter ended December 31, 2000 as a result of aggressively repossessing vehicles and writing-down outstanding balance to estimated recoverable values.

       Total non-performing assets increased for the period ended December 31, 2000 to $1.9 million or 2.27% of total assets as compared to $1.6 million or 1.88% of total assets at September 30, 2000. The increase in non-performing assets was primarily attributable to a $202,000 increase in repossessed vehicles.

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

Comparison of three months ended December 31, 2000 and December 31, 1999

       The Company reported net loss after taxes of $40,000 for the three months ended December 31, 2000, compared to a net loss of $167,000 reported for the three months ended December 31, 1999. The decrease in loss, as discussed in more detail below, resulted primarily from a $100,000 loss from a cumulative effect of a change in accounting principle that was recorded in the three months ended December 31, 1999.

       Net interest income was essentially unchanged for the three months ended December 31, 2000 from the same period in 1999. The spread between the average yield on interest earning assets and the average cost of funds increased to 6.17% at December 31, 2000 from 6.12% at December 31, 1999. The Company anticipates that this spread will decrease as lower yielding assets that exhibit less credit risk replace the runoff of higher yielding Second Chance Auto Loans currently held in portfolio.

       Noninterest income decreased $66,000 to $225,000 for the three months ended December 31, 2000 from $291,000 for the three months ended December 31, 1999. This decrease can be partially attributed to a decline in gains on sale of loans and servicing rights. For the three months ended December 31, 1999, the Company recorded a $51,000 gain on sale of loans and servicing rights originated through its mortgage loan production office, compared to $31,000 in the three months ended December 31, 2000. The origination and sale of mortgage loans in the secondary market was less due primarily to a lower demand for mortgage loans. In addition, for the three months ended December 31, 1999, the Company recorded $60,000 in net servicing fee related to servicing Second Chance Auto Loan Program loan participations, compared to $5,000 in the three months ended December 31, 2000. The decrease in net servicing fees was primarily a result of the write-down of servicing assets due to increased payoffs and repossessions of the underlying assets. These decreases in noninterest

NEXT PAGE

income were partially offset by an increase of $21,000 in service fees the Company collects on its deposit liabilities. Gains on the sales of loans are dependent on various factors that are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities that would affect the level of net income or loss reported by the Company.

       Noninterest expense decreased $186,000 to $1,104,000 for the three months ended December 31, 2000 from $1,290,000 for the three months ended December 31, 1999. This decrease was the result of decreased compensation and benefits of $154,000 resulting from a staff reduction implemented in June 2000, and a decline in operating expenses primarily as a result of discontinuing the Second Chance Vehicle Loan program.

       Income tax benefit decreased $15,000 to $8,000 for the three months ended December 31, 2000 from $23,000 for the three months ended December 31, 1999 due to the losses recorded for the periods. The periods reflected tax rates of 26% for December 31, 2000 and 17% for December 31, 1999.

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

       At December 31, 2000, the Company had commitments to originate loans, including loans in process, totaling $3.4 million. The Company also had $696,000 of outstanding unused lines of credit and $156,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. At December 31, 2000, the Company had no advances outstanding from the FHLB of Dallas.

       Federal regulations require insured institutions to maintain minimum levels of liquid assets. As of December 31, 2000, the minimum regulatory liquidity requirement was 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 2000, First Federal's regulatory liquidity ratio was 7.51%. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses.

       At December 31, 2000, the Bank had Tier I capital of $5.5 million, or 6.64% of total assets, which was $2.2 million above the minimum capital requirement of $3.3 million or 4% of total assets.

       At December 31, 2000, the Bank had total risk-based capital of $5.8 million and risk-weighted assets of $63.4 million or total Risk-based Capital of 9.15% of risk-weighted assets. This amount was $729,000 above the minimum regulatory requirement of $5.1 million, or 8.0% of risk-weighted assets.

       As a result of regulatory classification by the Office of Thrift Supervision, the Bank is subject to prior notice to OTS of transactions between the Bank and its affiliates, such as the Company, and receipt of OTS approval prior to paying a dividend from the Bank to the Company. The Company does not expect these operating restrictions to have a material adverse effect on its operations; however, the Company's 11 1/2% debentures due March 31, 2003 require quarterly interest payments of approximately $105,000. The Company has

NEXT PAGE

received OTS approval or is capable of paying the interest on the debentures through the interest payment of July 15, 2001. Although the Company will apply to the OTS for additional dividends from the Bank in order to continue to pay the interest on the debentures and operating expenses of the Company, there can be no assurance that the OTS will approve future dividends. Failure to timely pay the interest may result in a default under the indenture governing the debentures resulting in acceleration of the maturity of the outstanding $3,629,000 principal balance and a demand for payment from debenture holders that the Company could not currently meet.

New Accounting Pronouncements

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"), issued in June 1998, was adopted as of October 1, 2000. This Statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of the Statement, all derivatives must be recognized at fair value as either assets or liabilities in the statement of financial position. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this Statement to financial statements of prior periods is not permitted. The adoption of SFAS No. 133 did not have a material impact on the financial condition or operations of the Bank.

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

NEXT PAGE

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

                      None.

Item 5.        Other Information

                     None.

Item 6.        Exhibits and Reports on Form 8-K

                     On December 22, 2000, the Company filed a press release on Form 8-K that it had entered into a Supervisory Agreement with the Office of Thrift Supervision.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY
Date: April 10, 2001	/s/ David D. Rinehart David D. Rinehart President, Chief Executive
Date: April 10, 2001	/s/ William L. Wantuck William L. Wantuck Executive Vice President, Chief Operating Officer and Chief Financial Officer