Form 10QSB
period 2001-03-31
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2001-05-15
CIK 1030859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
     (X)      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001

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

No ___                                      Yes   X

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 20, 2001
Common Stock	471,411

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
Bryan, Texas

FORM 10-QSB

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Other Information	14
Signatures	15

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2001 and September 30, 2000
(Unaudited)
In thousands, except share and per share data

	March 2001	September 2000
ASSETS
Cash and due from banks	$ 2,429	$ 2,781
Interest-bearing deposits in other financial institutions	1,404	4,667
Total cash and cash equivalents	3,833	7,448
Securities available-for-sale	9,894	5
Securities held-to-maturity, at cost (fair value: March. - $469; September. - $502)	469	522
Loans held for sale	3,510	3,872
Loans receivable, (net of allowance for loan losses: March. - $332; September. - $415)	60,899	67,561
Federal Home Loan Bank stock	449	436
Servicing rights	146	279
Real estate owned (net of allowance for losses: March. - $22; September. - $22)	185	377
Repossessed assets and insurance claims (net of allowance for losses: March. - $169; September. - $96)	1,260	889
Premises and equipment	2,123	2,180
Accrued interest receivable	561	647
Other assets	586	710
	$83,915	$84,926
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$76,584	$73,686
Advance payments by borrowers for insurance and taxes	343	779
Advances from Federal Home Loan Bank	-	3,000
Debentures	3,629	3,629
Accrued supplemental retirement plan benefits	572	594
Accrued interest payable and other liabilities	854	988
	81,982	82,676
Minority interest	873	873
Stockholders' equity
Common stock - par value $.01 per share; authorized 1,500,000 shares, issued 471,411 shares at September 30, 2000 and March 31, 2001	5	5
Additional paid-in capital	2,117	2,117
Retained deficit	(1,062)	(745)
	1,060	1,377
	$83,915	$84,926

See accompanying notes to consolidated financial statements

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months and three months ended March 31, 2001 and 2000
(Unaudited)
In thousands, except per share data

	Six Months Ended March 31,		Three Months Ended March 31,
	2001	2000	2001	2000
Interest income
Loans	$3,587	$3,606	$1,736	$1,821
Mortgage-backed securities	129	17	109	8
Other	85	54	41	22
Total interest income	3,801	3,677	1,886	1,851

Interest expense
Deposits	1,753	1,535	890	769
Debentures and other borrowings	215	244	105	123
Total interest expense	1,968	1,779	995	892

Net interest income	1,833	1,898	891	959

Provision for loan losses	237	237	126	207

Net interest income after provision for loan losses	1,596	1,661	765	752

Noninterest income
Service charges	369	326	175	153
Gain on sale of loans and servicing rights	102	100	71	49
Servicing fee income net of amortization	(6)	115	(11)	55
Other	5	26	2	19
Total noninterest income	470	567	237	276

Noninterest expense
Compensation and benefits	1,105	1,313	593	647
Occupancy and equipment expense	315	276	163	152
Federal insurance premiums	31	25	21	9
Net loss on real estate owned, repossessed assets and insurance claims including provision	199	300	211	296
Professional fees	211	115	98	74
Data processing	159	141	83	74
Office supplies	38	77	19	42
Telephone	48	1	24	31
Postage	71	66	36	37
Other	346	475	163	197
Total noninterest expense	2,523	2,849	1,411	1,559

Loss before income taxes and cumulative effect of a change in accounting principle	(457)	(621)	(409)	(531)
Income tax benefit	(140)	(179)	(132)	(156)

Loss before cumulative effect of a change in accounting principle	(317)	(442)	(277)	(375)
Cumulative effect of a change in accounting principle	-	(100)	-	-

Net loss	$ (317)	$ (542)	$ (277)	$ (375)

Loss per common share, basic and diluted:
Loss per share before cumulative effect of a change in accounting principle	$(.67)	$(.94)	$(.59)	(.80)
Cumulative effect of a change in accounting principle	-	(.21)	-	-
Earnings/(loss) per share	$ (.67)	$ (1.15)	$ (.59)	$ (.80)

See accompanying notes to consolidated financial statements

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2001 and 2000
(Unaudited
In thousands

	Six Months Ended March 31,

	2001	2000
Cash flows from operating activities
Net loss	$(317)	$(542)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	134	149
Amortization of premiums and discounts on investment and mortgage-backed securities, net	7	2
Net change in loans held for sale	362	(2,425)
Net change in servicing rights	133	134
Change in deferred loan origination fees	44	8
Net (gains) losses on sales of
Mortgage loans and mortgage servicing rights	(102)	(100)
Real estate owned, repossessed assets and insurance claims	(101)	301
Provision for loan losses	237	237
Federal Home Loan Bank stock dividend	(13)	(12)
Cumulative effect of a change in accounting principle	-	100
Change in
Repossessed assets	(390)	58
Accrued interest receivable	86	23
Other assets	124	(70)
Accrued supplemental retirement plan, interest payable and other liabilities	(156)	(109)
Net cash from operating activities	48	(2,246)

Cash flows from investing activities
Net change in loans receivable	6,618	(773)
Investment in mortgage-backed and other securities	(10,025)	-
Principal payments on mortgage-backed securities	182	112
Proceeds from sale of mortgage servicing rights	-	35
Investment in office properties and equipment, net	(191)	(308)
Proceeds from sale of foreclosed real estate	303	98
Capital expenditures on foreclosed real estate	(12)	(43)
Net cash from investing activities	(3,125)	(879)

Cash flows from financing activities
Net increase in deposits	2,898	3,043
Net decrease in advance payments by borrowers for insurance and taxes	(436)	(443)
Net change in Federal Home Loan Bank advances	(3,000)	-
Net cash from financing activities	(538)	2,600
Change in cash and cash equivalents	(3,615)	(525)

Cash and cash equivalents at beginning of period	7,448	4,705

Cash and cash equivalents at end of period	$3,833	$4,180

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The Bryan-College Station Financial Holding Company (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank, Bryan-College Station, Texas ("First Federal" or the "Bank") as of March 31, 2001 and September 30, 2000, and the results of its operations for the three-month and six month periods ended March 31, 2001 and 2000. The annualized results of operations for the three and six months ended March 31, 2001, are not necessarily indicative of the results expected for the full year ending September 30, 2001.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

The summary of changes in the allowance for loan losses is as follows:

	Six Months Ended March 31,
	(In thousands)
	2001	2000
Balances, beginning of period	$ 415	$ 326
Provision charged to operations	237	237
Charge-offs	(366)	(84)
Recoveries	46	6
Balances, end of period	$ 332	$ 485

NOTE 3 - RESERVE FOR LOSSES ON REPOSSESSED ASSETS

The Company had a "Second Chance" auto loan program that originated loans to individuals with less than prime credit. This program was discontinued in the quarter ended June 30, 2000. These loans are partially insured by credit-default insurance for losses due to charge-offs and sales of repossessed assets. Repossessed assets are carried at the lower of cost or fair value adjusted for expected credit-default insurance proceeds. The activity in the reserve for repossessed assets was as follows:

	Six Months Ended March 31,
	(In thousands)
	2001	2000
Beginning balance	$ 96	$ 21
Provision	73	203
Charge-offs	--	(224)
Ending balance	$ 169	$ --

NOTE 4 - CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Office of Thrift Supervision ("OTS") has applied various restrictions as further explained under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operation -Liquidity and Capital Resources.

NEXT PAGE

At March 31, actual capital levels of the Bank and minimum required levels were:

	Actual		Miniumum Required for Capital Adequacy Purposes		Miniumum Required to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2001
Total capital (to risk-weighted assets)	$5,593	9.37%	$4,773	8.00%	$5,966	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,259	8.81	2,387	4.00	3,580	6.00
Tier 1 (core) capital (to adjusted total assets)	5,259	6.26	3,361	4.00	4,201	5.00
2000
Total capital (to risk-weighted assets)	$5,822	8.46%	$5,507	8.00%	$6,884	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,337	7.75	2,754	4.00	4,130	6.00
Tier 1 (core) capital (to adjusted total assets)	5,337	6.38	3,346	4.00	4,183	5.00

NOTE 5 - LOSS PER COMMON SHARE

A reconciliation of the numerator and denominator of the loss per common share computation for the periods ended March 31, 2001 and 2000 is presented below.

	Six Months Ended March 31,		Three Months Ended March 31,
	2001	2000	2001	2000
	(Dollars in thousands)
EPS Computation
Net income (loss)	$(317)	$(542)	$(277)	$(375)

Weighted average shares outstanding	471,411	471,209	471,411	471,209

Earnings (loss) per common share	$(.67)	$(1.15)	$(.59)	$(.80)

The effect of stock options were not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive.

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

NEXT PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding the financial condition and results of operations of The Bryan-College Station Financial Holding Company. The discussion includes comments relating to First Federal Savings Bank, Bryan, Texas since the Bank is wholly owned by the Company and comprises a majority of the assets and sources of income for the Company.

Financial Condition

        The Company's total assets decreased by $1.0 million to $83.9 million at March 31, 2001 from $84.9 million at September 30, 2000. Net loans receivable (excluding loans held for sale) decreased $6.7 million to $60.9 million at March 31, 2001, compared to $67.6 million at September 30, 2000. During the six months ended March 31, 2001, the Company originated $1.2 million of mortgage loans, including $915,000 secured by one- to four-family residential loans and $7.6 million in residential construction loan commitments. In addition, the Company originated $1.8 million in consumer loans and $2.8 million in commercial business loans.

        Securities available for sale increased to $9.9 million during the six months ended March 31, 2001, as a result of the Company reinvesting loan repayments into securities available for sale.

        Repossessed assets and insurance claims receivable increased from $889,000 at September 30, 2000 to $1.3 million at March 31, 2001. This increase was due primarily to an increase in repossessed vehicles.

        Real estate owned decreased from $377,000 at September 30, 2000 to $183,000 at March 31, 2001 due to sales that resulted in a net gain of $24,000.

        Deposits increased $2.9 million to $76.6 million at March 31, 2001, compared to $73.7 million at September 30, 2000. This increase was partially offset by a seasonal decrease in escrowed funds for property taxes related to real estate loans held by the Bank. Advances from the Federal Home Loan Bank of Dallas were repaid from excess liquidity that resulted from increased deposits and a reduction in loans receivable.

        Stockholders' equity in the Company decreased $317,000 to $1.1 million at March 31, 2001 from $1.4 million at September 30, 2000 due to the net loss in the first six months of the fiscal year.

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

        First Federal's asset/liability management strategy has two goals. First, the Bank seeks to build its net interest income and noninterest income, while adhering to its underwriting and lending guidelines. Second, First Federal seeks to effectively match the maturities of its interest-earning assets with the maturities of its interest-paying liabilities so as to reduce First Federal's overall sensitivity to changes in interest rates. There can be no assurance that this strategy will achieve the desired results and will not result in substantial losses in the event of an increase in interest rate risk.

NEXT PAGE

        As part of this strategy, management continues to emphasize growth in noninterest-bearing deposits such as checking accounts or lower interest-bearing savings deposits by offering full service retail banking to its targeted customer base. In order to minimize the possible adverse impact that a rise in interest rates may have on net interest income, First Federal has developed several strategies to manage its interest rate risk. Primarily, First Federal is currently selling all newly originated one-to four-family residential mortgage loans which are saleable in the secondary market--most of which are long-term fixed-rate loans. In addition, First Federal currently offers three-year fixed rate balloon loans and other adjustable rate loans, and has a diversified short-term consumer lending program, giving First Federal an opportunity to reprice its loans on a more frequent basis.

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

Change in Interest Rate	Estimated	At December 31, 2000		Acceptable Limits Established by Board of Directors
(Basis Points)	NPV	$ Change	% Change	% Change
(Dollars in Thousands)
+300 +200 +100 0 -100 -200 -300	9,075 8,939 8,715 8,388 8,006 7,917 8,039	687 551 326 0 -383 -472 -349	+8 +7 +4 0 -5 -6 -4	-10 -8 -6 0 -6 -8 -10

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

Non-Performing Assets and Loan Loss Provision

        The provision for loan losses is based on management's periodic review of the Company's loan portfolio which considers, among other factors, actual loan loss experience, the general prevailing economic conditions, changes in composition and risks inherent in the loan portfolio, concentrations of credit, independent third-party loan reviews and specific borrower considerations such as the ability to repay the loan and the estimated value of the underlying collateral. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on our level of non-performing assets. Although we maintain the allowance for loan losses at a level which we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for estimated loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments that differ from those of management.

        At March 31, 2001, the allowance for loan losses totaled $332,000 or 0.56% of net loans receivable and 43% of total non-performing loans. At September 30, 2000, our allowance for loan losses totaled $415,000, or 0.61% of net loans receivable and 57% of total non-performing loans.

        Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. The following table presents non-performing assets for the periods indicated.

	March 31, 2001	September 30, 2000
Non-accrual loans	$ 498,212	$ -
Loans past due 90 days or more	270,698	725,747

Total non-performing loans	$ 768,910	$ 725,747

Foreclosed real estate and other repossessed assets	1,031,109	840,231

Total non-performing assets	$ 1,800,019	$ 1,565,978

Total non-performing loans as a percentage of total loans	1.26%	1.07%

Total non-performing assets as a percentage of total assets	2.15%	1.84%

        Non-performing loans at March 31, 2001 increased $43,000 to $769,000 as compared to September 30, 2000. Non-performing loans were comprised of three loans secured by single-family residential property totaling $177,000, one loan secured by commercial real estate totaling $300,000, twenty-eight loans secured by automobiles totaling $271,000 and one loan secured by commercial vehicles of $22,000. Management feels that all loans to these borrowers are well collateralized and does not expect to incur any losses.

NEXT PAGE

        Total non-performing assets increased for the period ended March 31, 2001 to $1.8 million or 2.15% of total assets as compared to $1.6 million or 1.84% of total assets at September 30, 2000. The increase in non-performing assets was primarily attributable to a $383,000 increase in repossessed vehicles.

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

Comparison of six months ended March 31, 2001 and March 31, 2000

        The Company reported a net loss after taxes of $317,000 for the six months ended March 31, 2001, compared to net loss of $542,000 reported for the six months ended March 31, 2000. The decrease in loss, as discussed in more detail below, resulted primarily from a $326,000 decrease in the Company's noninterest expense and the absence of a change in accounting principle such as the $100,000 loss from a cumulative effect of a change in accounting principle recorded in the six months ended March 31, 2000. This decrease was partially offset by a $97,000 decrease in noninterest income.

        Net interest income, after provision for loan losses, decreased $65,000 to $1.6 million for the six months ended March 31, 2001 from $1.7 million for the same period in 2000. This decrease was attributable primarily to an increase in interest expense of $124,000 due, in part, to a higher cost of deposits. The spread between the average yield on interest earning assets and the average cost of funds decreased to 5.82% at March 31, 2001 from 6.12% at March 31, 2000. The Company anticipates that this spread will continue to decrease as lower yielding assets that exhibit less credit risk replace higher yielding Second Chance Auto Loans currently held in portfolio.

        Noninterest income decreased $97,000 to $470,000 for the six months ended March 31, 2001 from $567,000 for the six months ended March 31, 2000. This decrease can be attributed to a decrease in income from servicing fees as the Company recorded a $6,000 expense in the six months ended March 31, 2001 as compared to $115,000 in net servicing fee income related to servicing Second Chance Auto Loan program loan participations, in the same period last year.. The decrease in net servicing fees was primarily a result of the write-down of servicing assets due to increased payoffs or repossession of the underlying assets.

        Noninterest expense decreased $326,000 to $2.5 million for the six months ended March 31, 2001 from $2.8 million for the six months ended March 31, 2000. This decrease was the result of decreased compensation and benefits of $208,000 resulting from a staff reduction implemented in June 2000, a decrease in losses from repossessed assets and insurance claims of $101,000 and a decline in other operating expenses of $129,000 primarily as a result of discontinuing the Second Chance Auto Loan program, partially offset by increased legal fees of $96,000 related to a settlement agreement with the former President/CEO.

        Income tax benefit decreased $39,000 to $140,000 for the six months ended March 31, 2001 from $179,000 for the six months ended March 31, 2000 due to the loss recorded before the provision for income tax. The period reflected tax rates of 31% and 29% for March 31, 2001 and March 31, 2000, respectively.

NEXT PAGE

        The Company recognized the cumulative effect of a change in accounting principle relating to the treatment of organization costs as a long-lived asset. Due to a change in generally accepted accounting principles, the remaining value of this asset, of $100,000, was fully amortized at October 1, 1999.

Comparison of three months ended March 31, 2001 and March 31, 2000

        The Company reported net loss after taxes of $277,000 for the three months ended March 31, 2001, compared to a net loss of $375,000 reported for the three months ended March 31, 2000. The decrease in loss, as discussed in more detail below, resulted primarily from a decrease in noninterest expense of $148,000.

        Net interest income, after provision for loan losses, increased $13,000 to $765,000 for the three months ended March 31, 2001, compared to $752,000 for the three months ended March 31, 2000. This increase can be attributed to an increase in interest income from mortgage-backed securities of $101,000 and a reduction in the provision for loan losses of $81,000 partially offset by a decrease in interest income from loans of $85,000 and an increase in interest expense for deposits of $121,000. The spread between the average yield on interest earning assets and the average cost of funds decreased to 5.82% at March 31, 2001 from 6.12% at March 31, 2000. The Company anticipates that this spread will continue to decrease as lower yielding assets that exhibit less credit risk replace the runoff of higher yielding Second Chance Auto Loans currently held in portfolio.

        Noninterest income decreased $39,000 to $237,000 for the three months ended March 31, 2001 from $276,000 for the three months ended March 31, 2000. This decrease can be attributed to a decrease in income from servicing fees. For the three months ended March 31, 2000, the Company recorded $55,000 in net servicing fee income related to servicing Second Chance Auto Loan program loan participations, compared to an $11,000 expense in the three months ended March 31, 2001. The decrease in net servicing fees was primarily a result of the write-down of servicing assets due to increased payoffs or repossession of the underlying assets. This was offset by a $22,000 increase in mortgage loan originations and sales to the secondary market and $22,000 in increased service charges on deposit accounts. Gains on the sale of loans are dependent on various factors that are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sale of loans reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities that would affect the level of net income or loss reported by the Company.

        Noninterest expense decreased $148,000 to $1.4 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000. This decrease was the result of decreased compensation and benefits of $54,000 resulting from a staff reduction implemented in June 2000, a decrease in net losses from repossessions and insurance claims of $85,000 and a decline in other operating expenses of $34,000 primarily as a result of discontinuing the Second Chance AutoLoan program, partially offset by increased legal fees of $96,000 related to a settlement agreement with the former President/CEO.

        Income tax benefit decreased $24,000 to $132,000 for the three months ended March 31, 2001 from $156,000 for the three months ended March 31, 2000 due to the losses recorded for the periods. The periods reflected tax rates of 32% for March 31, 2001 and 29% for March 31, 2000.

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

NEXT PAGE

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

        At March 31, 2001, the Company had commitments to originate loans, including loans in process, totaling $6.8 million. The Company also had $1.1 million of outstanding unused lines of credit and $151,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. At March 31, 2001, the Company had no advances outstanding from the FHLB of Dallas.

        At March 31, 2001, the Bank had Tier I capital of $5.3 million, or 6.26% of total assets, which was $1.9 million above the minimum capital requirement of $3.4 million or 4% of total assets.

        At March 31, 2001, the Bank had total risk-based capital of $5.6 million and risk-weighted assets of $59.7 million or total Risk-based Capital of 9.37% of risk-weighted assets. This amount was $820,000 above the minimum regulatory requirement of $4.8 million, or 8.0% of risk-weighted assets.

        As a result of regulatory classification by the OTS, the Bank is required to provide prior notice to OTS of transactions between the Bank and its affiliates, such as the Company, and receipt of OTS approval prior to paying a dividend from the Bank to the Company. The Company's 11 1/2% debentures due March 31, 2003 require quarterly interest payments of approximately $105,000. The Company has received OTS approval or is capable of paying the interest on the debentures through the interest payment of July 15, 2001. Although the Company will apply to the OTS for additional dividends from the Bank in order to continue to pay the interest on the debentures and operating expenses of the Company, there can be no assurance that the OTS will approve future dividends. Failure to timely pay the interest may result in a default under the indenture governing the debentures resulting in acceleration of the maturity of the outstanding $3,629,000 principal balance and a demand for payment from debenture holders that the Company could not currently meet.

Safe Harbor Statement

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of words such as: believe, expect, intend, anticipate, estimate, project or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and could affect the Company's financial performance and cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

               None.

Item 5. Other Information

               None.

Item 6. Exhibits and Reports on Form 8-K

               On February 9, 2001, the Company filed a press release on Form 8-K that it was seeking a strategic alliance.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY
Date: May 15, 2001	/s/ David D. Rinehart David D. Rinehart President, Chief Executive
Date: May 15, 2001	/s/ William L. Wantuck William L. Wantuck Executive Vice President, Chief Operating Officer and Chief Financial Officer