Form 10QSB
period 2001-06-30
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2001-08-14
CIK 1030859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
     (X)      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2001

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

No ___                                     Yes   X

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 13, 2001
Common Stock	471,411

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
Bryan, Texas

FORM 10-QSB

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Other Information	14
Signatures	15

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2001 and September 30, 2000
(Unaudited)
In thousands, except share and per share data

	June 2001	September 2000
ASSETS
Cash and due from banks	$ 2,798	$ 2,781
Interest-bearing deposits in other financial institutions	1,942	4,667
Total cash and cash equivalents	4,740	7,448

Securities available-for-sale	7,652	5
Securities held-to-maturity, at cost (fair value: June - $447; September - $502)	455	522
Loans held for sale	2,753	3,872
Loans receivable, (net of allowance for loan losses: June - $319; September - $415	62,212	67,561
Federal Home Loan Bank stock	454	436
Servicing rights	80	279
Real estate owned (net of allowance for losses: June - $0; September - $22)	182	377
Repossessed assets and insurance claims (net of allowance for losses: June - $120; September - $96)	919	889
Premises and equipment	2,077	2,180
Accrued interest receivable	565	647
Other assets	652	710
	$82,741	$84,926
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$75,324	$73,686
Advance payments by borrowers for insurance and taxes	520	779
Advances from Federal Home Loan Bank	-	3,000
Debentures	3,629	3,629
Accrued supplemental retirement plan benefits	552	594
Accrued interest payable and other liabilities	826	988
	80,851	82,676

Minority interest	873	873

Stockholders' equity

Common stock - par value $.01 per share; authorized 1,500,000 shares, issued 471,411 shares at June 30, 2001 and September 30, 2000	5	5
Additional paid-in capital	2,117	2,117
Retained deficit	(1,110)	(745)
Accumulated other comprehensive income	5	0
	1,017	1,377
	$82,741	$84,926

See accompanying notes to unaudited consolidated financial statements

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months and three months ended June 30, 2001 and 2000
(Unaudited)
In thousands, except per share data

	Nine Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Interest income
Loans	$5,233	$5,565	$1,646	$1,959
Mortgage-backed securities	269	25	140	8
Other	108	105	23	51
Total interest income	5,610	5,695	1,809	2,018

Interest expense
Deposits	2,594	2,380	841	845
Debentures and other borrowings	337	350	122	106
Total interest expense	2,931	2,730	963	951

Net interest income	2,679	2,965	846	1,067

Provision for loan losses	247	257	10	20

Net interest income after provision for loan losses	2,432	2,708	836	1,047

Noninterest income
Service charges	550	528	181	202
Gain on sale of securities	19	-	19	-
Gain on sale of loans and servicing rights	182	176	80	76
Servicing fee income net of amortization	(25)	148	(19)	33
Other	7	30	2	4
Total noninterest income	733	882	263	315

Noninterest expense
Compensation and benefits	1,612	1,990	507	677
Occupancy and equipment expense	462	477	147	120
Federal insurance premiums	53	35	22	10
Net loss on real estate owned, repossessed assets and insurance claims, including provision	291	325	92	25
Professional fees	271	210	60	95
Data processing	265	216	106	75
Office supplies	58	113	20	36
Telephone	72	93	24	32
Postage	101	99	30	33
Other	499	586	153	192
Total noninterest expense	3,684	4,144	1,161	1,295

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(519)	(554)	(62)	67

Income tax (benefit)/expense	(154)	(149)	(14)	30

Loss before cumulative effect of a change in accounting principle	(365)	(405)	(48)	37

Cumulative effect of a change in accounting principle	-	(100)	-	-

Net income/(loss)	$ (365)	$ (505)	$ (48)	$ 37
Comprehensive income/(loss)	$ (360)	$ (505)	$ (43)	$ 37

Earnings/(loss) per common share, basic and diluted:
Earnings (loss) per share before cumulative effect of a change in accounting principle	$ (.77)	$ (.86)	$ (.10)	$ .08
Cumulative effect of a change in accounting principle	-	(.21)	-	-
Earnings (loss) per share	$ (.77)	$ (1.07)	$ (.10)	$ .08

See accompanying notes to unaudited consolidated financial statements

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(Unaudited)
In thousands

	Nine Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net loss	$(365)	$(505)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	190	182
Amortization of premiums and discounts on investment and mortgage-backed securities, net	7	2
Net change in loans held for sale	1,302	(1,601)
Net change in servicing rights	199	200
Change in deferred loan origination fees	2	37
Net (gains) losses on sales of
Mortgage loans and mortgage servicing rights	(183)	(176)
Real estate owned, repossessed assets and insurance claims	148	325
Gain on sale of securities	(19)	-
Provision for loan losses	247	257
Federal Home Loan Bank stock dividend	(13)	(25)
Cumulative effect of a change in accounting principle	-	100
Change in
Repossessed assets	(203)	121
Accrued interest receivable	82	8
Other assets	58	(171)
Accrued supplemental retirement plan, interest payable and other liabilities	(196)	(67)
Net cash from operating activities	1,256	(1,313)

Cash flows from investing activities
Net change in loans receivable	4,903	(678)
Investment in mortgage-backed and other securities	(12,025)	-
Principal payments on mortgage-backed securities	431	131
Proceeds from sale of securities available for sale	4,020	-
Proceeds from sale of mortgage servicing rights	-	45
Investment in office properties and equipment, net	(87)	(291)
Proceeds from sale of foreclosed real estate	439	311
Purchase of Federal Home Loan Bank stock	(5)	-
Capital expenditures on foreclosed real estate	(19)	(58)
Net cash from investing activities	(2,343)	(540)
Cash flows from financing activities
Net increase in deposits	1,638	3,315
Net decrease in advance payments by borrowers for insurance and taxes	(259)	(247)
Net change in Federal Home Loan Bank advances	(3,000)	-
Net cash from financing activities	(1,621)	3,068

Change in cash and cash equivalents	(2,708)	1,215

Cash and cash equivalents at beginning of period	7,448	4,705

Cash and cash equivalents at end of period	$4,740	$5,920

See accompanying notes to unaudited consolidated financial statements

NEXT PAGE

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The Bryan-College Station Financial Holding Company (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank, Bryan-College Station, Texas ("First Federal" or the "Bank") as of June 30, 2001 and September 30, 2000, and the results of its operations for the three-month and nine month periods ended June 30, 2001 and 2000. The annualized results of operations for the three and nine months ended June 30, 2001, are not necessarily indicative of the results expected for the full year ending September 30, 2001.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

The summary of changes in the allowance for loan losses is as follows:

	Nine Months Ended June 30,
	(In thousands)
	2001	2000

Balances, beginning of period	$415	$326
Provision charged to operations	247	257
Charge-offs	(414)	(117)
Recoveries	71	24
Balances, end of period	$319	$490

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

	Nine Months Ended June 30,
	(In thousands)
	2001	2000

Beginning balance	$ 96	$ 21
Provision	173	282
Charge-offs	(149)	(247)
Ending balances	$120	$ 56

NEXT PAGE

NOTE 4 - CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Office of Thrift Supervision ("OTS") has applied various restrictions as further explained under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operation -Liquidity and Capital Resources.

At June 30, actual capital levels of the Bank and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2001
Total capital (to risk-weighted assets)	$5,631	9.65%	$4,666	8.00%	$5,833	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,312	9.11	2,333	4.00	3,500	6.00
Tier 1 (core) capital (to adjusted total assets)	5,312	6.43	3,304	4.00	4,130	5.00

2000
Total capital (to risk-weighted assets)	$6,252	9.13%	$5,480	8.00%	$6,850	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,762	8.41	2,740	4.00	4,110	6.00
Tier 1 (core) capital (to adjusted total assets)	5,762	6.85	3,362	4.00	4,203	5.00

NOTE 5 - LOSS PER COMMON SHARE

A reconciliation of the numerator and denominator of the loss per common share computation for the periods ended June 30, 2001 and 2000 is presented below.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
	(Dollars in thousands)
EPS Computation
Net income (loss)	$ (365)	$ (505)	$ (48)	$ 37

Weighted average shares outstanding	471,411	471,411	471,411	471,411

Earnings (loss) per common share	$ (.77)	$ (1.07)	$ (.10)	$ (.08)

The effect of stock options was not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive.

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

Financial Condition

        The Company's total assets decreased by $2.2 million to $82.7 million at June 30, 2001 from $84.9 million at September 30, 2000. Net loans receivable (excluding loans held for sale) decreased $5.3 million to $62.2 million at June 30, 2001, compared to $67.6 million at September 30, 2000. During the nine months ended June 30, 2001, the Company originated $3.3 million of mortgage loans, including $1.6 million secured by one- to four-family residential loans and $12.3 million in residential construction loan commitments. In addition, the Company originated $3.0 million in consumer loans and $3.8 million in commercial business loans.

        Securities available-for-sale increased to $7.7 million during the nine months ended June 30, 2001, as a result of the Company reinvesting loan repayments into securities available-for-sale.

        Repossessed assets and insurance claims receivable increased from $889,000 at September 30, 2000 to $919,000 at June 30, 2001. This increase was due primarily to an increase in insurance claims receivable.

        Real estate owned decreased from $377,000 at September 30, 2000 to $182,000 at June 30, 2001 due to sales that resulted in a net gain of $28,000.

        Deposits increased $1.6 million to $75.3 million at June 30, 2001, compared to $73.7 million at September 30, 2000. This increase was partially offset by a seasonal decrease in escrowed funds for property taxes related to real estate loans held by the Bank. Advances from the Federal Home Loan Bank of Dallas were repaid from excess liquidity that resulted from increased deposits and a reduction in loans receivable.

        Stockholders' equity in the Company decreased $360,000 to $1.0 million at June 30, 2001 from $1.4 million at September 30, 2000 due to the net loss in the first nine months of the fiscal year.

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

Net Portfolio Value

        Senior management and the Board of Directors review First Federal's exposure to interest rate risk on a quarterly basis. Interest rate risk is measured by computing estimated changes in net interest income and the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items within a range of assumed changes in market interest rates. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust First Federal's asset and liability mix to bring interest rate risk within Board approved limits. The Board limits have been established with consideration of the dollar impact of various rate changes and First Federal's capital position.

       The balance sheet consists of investments in interest-earning assets, primarily loans, which are primarily funded by interest-bearing liabilities, deposits and borrowings. These financial instruments have varying levels of sensitivity to changes in market interest rates, resulting in market risk. Other than loans that are originated and held for sale, all of our financial instruments are for other than trading purposes. First Federal is subject to interest rate to the extent that its interest-bearing liabilities with short and intermediate-term maturities reprice more rapidly, or on a different basis, than its interest-earning assets. It has been, and continues to be, an objective of First Federal's Board of Directors and management to manage interest rate risk. First Federal's asset/liability policy, established by the Board of Directors, dictates acceptable limits on the amount of change in NPV given certain changes in interest rates.

        Presented below, as of March 31, 2001, the latest date for which information is available, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. OTS assumptions are used in calculating the amounts in this table.

Change in Interest Rate	Estimated	At March 31, 2001		Acceptable Limits Established by Board of Directors
(Basis Points)	NPV	$ Change	% Change	% Change
(Dollars in Thousands)
+300 +200 +100 0 -100 -200 -300	8,624 8,965 9,216 9,434 9,556 9,664 9,780	-810 -469 -218 0 122 230 346	-9 -5 -2 0 +1 +2 +4	-10 -8 -6 0 -6 -8 -10

        Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 200 basis point increase in interest rates, First Federal would experience a 5% decrease in the NPV. As of March 31, 2001, a decrease in interest rates of 200 basis points would have resulted in a 2% increase in the NPV of First Federal.

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

        At June 30, 2001, the allowance for loan losses totaled $319,000 or 0.51% of net loans receivable and 38% of total non-performing loans. At September 30, 2000, our allowance for loan losses totaled $415,000, or 0.61% of net loans receivable and 57% of total non-performing loans.

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

	June 30, 2001	September 30, 2000

Non-accrual loans	$ 638,554	$ -
Loans past due 90 days or more	195,497	725,747

Total non-performing loans	$ 834,051	$ 725,747

Foreclosed real estate and other repossessed assets	573,520	840,231

Total non-performing assets	$1,407,571	$1,565,978

Total non-performing loans as a percentage of total loans	1.34%	1.07%
Total non-performing assets as a percentage of total assets	1.70%	1.84%

        Non-performing loans at June 30, 2001 increased $108,000 to $834,000 as compared to September 30, 2000. Non-performing loans were comprised of two loans secured by single-family residential property totaling $114,000, one loan secured by commercial real estate totaling $300,000, twenty-five loans secured by automobiles totaling $215,000, one interim loan secured by single-family residential property totaling $180,000 and one home improvement loan secured by a junior lien on single-family residential property of $25,000. Management does not expect to incur any losses in excess of the amounts already reserved on these loans.

NEXT PAGE

        Total non-performing assets decreased for the period ended June 30, 2001 to $1.4 million or 1.70% of total assets as compared to $1.6 million or 1.84% of total assets at September 30, 2000. The decrease in non-performing assets was primarily attributable to decreases in foreclosed real estate and repossessed vehicles.

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

Comparison of nine months ended June 30, 2001 and June 30, 2000

        The Company reported a net loss after taxes of $365,000 for the nine months ended June 30, 2001, compared to net loss of $505,000 reported for the nine months ended June 30, 2000. The decrease in loss, as discussed in more detail below, resulted primarily from a $460,000 decrease in the Company's noninterest expense and the absence of a $100,000 charge related to a change in accounting principle, which the Company recorded in the nine months ended June 30, 2000. This decrease was partially offset by a $149,000 decrease in noninterest income.

        Net interest income, after provision for loan losses, decreased $276,000 to $2.4 million for the nine months ended June 30, 2001 from $2.7 million for the same period in 2000. This decrease was attributable primarily to an increase in interest expense of $201,000 due, in part, to a higher cost of deposits. The spread between the average yield on interest earning assets and the average cost of funds decreased to 5.84% at June 30, 2001 from 6.52% at June 30, 2000. The Company anticipates that this spread will continue to decrease as lower yielding assets that exhibit less credit risk replace higher yielding Second Chance Auto Loans currently held in portfolio.

        Noninterest income decreased $149,000 to $733,000 for the nine months ended June 30, 2001 from $882,000 for the nine months ended June 30, 2000. This decrease can be attributed to a decrease in income from servicing fees as the Company recorded a $25,000 expense in the nine months ended June 30, 2001 as compared to $148,000 in net servicing fee income related to servicing Second Chance Auto Loan program loan participations, in the same period last year. The decrease in net servicing fees was primarily a result of the write-down of servicing assets due to increased payoffs or repossession of the underlying automobiles. The Company expects service fees to decrease in the future as Second Chance Auto Loans payoff or the underlying automobiles are repossessed.

        Noninterest expense decreased $460,000 to $3.7 million for the nine months ended June 30, 2001 from $4.1 million for the nine months ended June 30, 2000. This decrease was the result of decreased compensation and benefits of $378,000 resulting from a staff reduction implemented in June 2000, a decrease in office supply expense of $55,000 and a decline in other operating expenses of $67,000 primarily as a result of discontinuing the Second Chance Auto Loan program, partially offset by increased professional fees.

        Income tax benefit was essentially unchanged at $154,000 for the nine months ended June 30, 2001 from $149,000 for the nine months ended June 30, 2000 due to the loss recorded before the provision for income tax. The period reflected tax rates of 30% and 27% for June 30, 2001 and June 30, 2000, respectively.

NEXT PAGE

Comparison of three months ended June 30, 2001 and June 30, 2000

        The Company reported net loss after taxes of $48,000 for the three months ended June 30, 2001, compared to net income of $37,000 reported for the three months ended June 30, 2000. The decrease in net income, as discussed in more detail below, resulted primarily from a decrease in net interest income of $211,000.

        Net interest income, after provision for loan losses, decreased $211,000 to $836,000 for the three months ended June 30, 2001, compared to $1,047,000 for the three months ended June 30, 2000. This decrease can be attributed to a decrease in interest income from loans of $313,000 partially offset by an increase in interest income from mortgage-backed securities of $132,000. The spread between the average yield on interest earning assets and the average cost of funds decreased to 5.82% at June 30, 2001 from 6.12% at June 30, 2000. The Company anticipates that this spread will continue to decrease as lower yielding assets that exhibit less credit risk replace higher yielding Second Chance Auto Loans currently held in portfolio.

        Noninterest income decreased $52,000 to $263,000 for the three months ended June 30, 2001 from $315,000 for the three months ended June 30, 2000. This decrease can be attributed to a decrease in income from servicing fees on loans of $52,000 and a decrease in deposit account service charges of $21,000. For the three months ended June 30, 2000, the Company recorded $33,000 in net servicing fee income related to servicing Second Chance Auto Loan program loan participations, compared to a $19,000 expense in the three months ended June 30, 2001. The decrease in net servicing fees was primarily a result of the write-down of servicing assets due to increased payoffs or repossession of the underlying assets. The decrease in deposit account service charges was primarily the result of a lower volume of non-sufficient funds ("NSF") activity on deposit accounts. These reductions in noninterest income were partially offset by a $23,000 increase in gains on the sale of mortgage loan and servicing rights. Gains on the sale of loans are dependent on various factors that are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sale of loans reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities that would affect the level of net income or loss reported by the Company.

        Noninterest expense decreased $134,000 to $1.2 million for the three months ended June 30, 2001 from $1.3 million for the three months ended June 30, 2000. This decrease was the result of decreased compensation and benefits of $170,000 resulting from a staff reduction implemented in June 2000, decreased professional fees of $35,000 resulting from legal fees incurred in 2000 related to a settlement agreement with the former President/CEO and a decline in other operating expenses of $39,000 primarily as a result of discontinuing the Second Chance Auto Loan program. This decrease in expenses was partially offset by increased net losses from repossessions and insurance claims of $67,000 and increased data processing expense of $31,000.

        Income tax benefit/(expense) increased $44,000 to $14,000 for the three months ended June 30, 2001 from a $30,000 expense for the three months ended June 30, 2000 due to the loss recorded for the period ended June 30, 2001. The periods reflected tax rates of 23% for June 30, 2001 and 45% for June 30, 2000.

Liquidity and Capital Resources

        The Company's primary sources of funds are deposits, principal and interest payments on loans and other funds provided from operations. Additionally, the Company in the past has borrowed funds from the Federal Home Loan Bank of Dallas or utilized particular sources of funds based on need, comparative costs and availability at the time.

        While scheduled loan repayments, short-term investments, and FHLB of Dallas borrowings are relatively stable sources of funds, deposit flows are unpredictable and are a function of external factors including competition, the general level of interest rates, general economic conditions and the restructuring occurring in the banking industry.

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

NEXT PAGE

        At June 30, 2001, the Company had commitments to originate loans, including loans in process, totaling $4.1 million. The Company also had $1.0 million of outstanding unused lines of credit and $136,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. At June 30, 2001, the Company had no advances outstanding from the FHLB of Dallas.

        At June 30, 2001, the Bank had Tier I capital of $5.3 million, or 6.44% of total assets, which was $2.0 million above the minimum capital requirement of $3.3 million or 4% of total assets.

        At June 30, 2001, the Bank had total risk-based capital of $5.6 million and risk-weighted assets of $58.3 million or total Risk-based Capital of 9.67% of risk-weighted assets. This amount was $970,000 above the minimum regulatory requirement of $4.7 million, or 8.0% of risk-weighted assets.

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

THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY
Date: August 14, 2001	/s/ David D. Rinehart David D. Rinehart President, Chief Executive
Date: August 14, 2001	/s/ William L. Wantuck William L. Wantuck Executive Vice President, Chief Operating Officer and Chief Financial Officer