Form 10KSB
period 2001-09-30
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2002-01-14
CIK 1030859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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

Common Stock, par value $ .01 per share
(Title of Class)

        Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      X     NO

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      X

        The Issuer had a $533,000 net loss for the fiscal year ended September 30, 2001.

        As of December 28, 2001, there were issued and outstanding 471,411 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

        Transitional Small Business Disclosure Format
        (Check One): Yes ______;               No      X

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

        First Federal is a federally chartered, independent thrift institution, headquartered in Bryan-College Station, Texas, which began operations in 1965. First Federal is predominantly a residential mortgage lender, originating loans primarily in Bryan-College Station and the surrounding counties of Burleson, Grimes, Leon, Madison, Robertson and Washington, which comprise its immediate trade area. To a lesser extent, First Federal also originates residential construction loans in its immediate trade area, Small Business Administration ("SBA") partially guaranteed loans, and small commercial real estate and small to medium commercial business loans. Prior to June 2000, First Federal had originated a significant amount of consumer loans primarily secured by automobiles through selected automobile dealers. These loans are partially insured against loss by credit-default insurance. The Company discontinued this program in response to an OTS examination completed in June 2000, which resulted in First Federal being designated to be in "troubled condition" and a "problem association" and First Federal entering into a Supervisory Agreement with the OTS. On March 2, 2001, the OTS notified First Federal that it was no longer designated to be in "troubled condition" and a "problem association." See "Regulation - Supervisory Agreement" for a discussion of regulatory restrictions imposed and the Supervisory Agreement entered into with the OTS as a result of the examination.

        First Federal funds the above lending products using a retail deposit base gathered in its home market of Bryan-College Station and its immediate trade area. First Federal currently operates three full-service offices, two of which are located in Bryan (including its principal executive office which is situated in the middle of the Bryan-College Station community), a new facility located in North Bryan, and one full-service branch in adjacent College Station.

        The principal executive office of the Holding Company and First Federal is located at 2900 Texas Avenue, Bryan, Texas 77802 and the telephone number at that address is (979) 779-2900.

NEXT PAGE

        On November 5, 2001, the Holding Company entered into a definitive agreement to merge into Texas United Bancshares, Inc. ("Texas United"). Texas United, headquartered in LaGrange Texas, has 14 branch offices and had $410 million in assets and $356 million in deposits as of September 30, 2001. Texas United is the holding company for State Bank and Central Texas Bank. Under the terms of the agreement, Texas United will exchange .31579 shares of Texas United common stock for each share of Holding Company common stock outstanding in a tax free exchange. The transaction has been approved by the Board of Director's of both companies and is subject to approval by regulatory authorities and stockholders of the Holding Company. The transaction will be accounted for as a purchase and is expected to be completed early during the second quarter of 2002.

Forward-Looking Statements

        When used in this Annual Report on Form ("Form 10-KSB") or future filings by the Holding Company, with the Securities and Exchange Commission (the "SEC"), in the Holding Company's press releases or other public or shareholder communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "hope," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Holding Company, wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the financial performance of the Company and could cause the Company's results for future periods to differ materially from those anticipated or projected.

        The Holding Company, does not undertake, and specifically disclaims any obligations, to publicly release the result of any revisions which may be made to any forward-looking statements in order to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Area

        Bryan-College Station is in Brazos County, Texas and is located in the center of the growing area bordered by Houston, Austin-San Antonio, and Dallas-Ft. Worth. It is the home of Texas A&M University, which has an enrollment of over 43,000 students and is the third largest university in the nation -- and is also the home of the George Bush Presidential Library. It also is home to Blinn College, which has a student body of approximately 10,000 students. Management considers the Bryan-College Station area, and the surrounding Texas counties of Brazos, Burleson, Grimes, Leon, Madison, Robertson, and Washington to be its primary-market and trade areas for deposits and lending activities.

 NEXT PAGE

Lending Activities

        General.   The principal lending activities of First Federal are originating first mortgage real estate loans secured by owner occupied one- to four-family residential property, originating residential construction loans secured by owner occupied one- to four-family residential property, originating SBA and other small commercial loans and originating consumer loans.

        While a substantial portion of the loans originated for portfolio by First Federal are conventional residential mortgage loans (i.e., not guaranteed or insured by agencies of the federal government), which are secured by residential properties, most may not conform with all of the requirements for sale to Fannie Mae ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). These loans may not conform for several reasons. Some loans may have some relatively small credit deficiencies (which in certain cases may result in First Federal securing the loan by additional collateral and /or requiring a guarantor for the loan). In addition, the borrower may, among other things, have an insufficient length of employment history or insufficient length of residence history for the loan to qualify for sale to FNMA or FHLMC, or the residence may not qualify because of its rural location, or there exist insufficient, recent sales of comparable properties for appraisal purposes. As a result, the loan may pose some higher risk than secondary market conventional mortgage loans. However, all long-term, fixed rate conventional mortgage loans are sold immediately to the secondary market and are not held in First Federal's loan portfolio. Loans which do not comply with FNMA or FHLMC underwriting requirements are held in First Federal's loan portfolio only if they meet First Federal's credit underwriting requirements and are short-term balloon loans or loans which have adjustable interest rates.

        Prior to fiscal year 2000, First Federal had increased its consumer lending area in order to increase its risk-adjusted yield on these loans, consisting of consumer loans to individuals with less than prime credit primarily secured by vehicles and originated through indirect lending from automobile dealers under its recently terminated Second Chance Auto Lending Program. At September 30, 2001, the unpaid principal balance of Second Chance Auto Loans was $7.9 million. First Federal also originates residential construction loans, small commercial real estate and small to medium commercial business loans. In addition, First Federal originates SBA business loans as a Certified SBA lender. Generally, First Federal sells the SBA guaranteed portion of SBA loans and retains servicing for the entire loan.

        First Federal's policy is not to invest its loan portfolio in long-term, fixed rate mortgage-backed securities or retain long-term, fixed rate loans. In order to reduce First Federal's vulnerability to changes in interest rates, First Federal generally originates short-term three-year balloon and adjustable rate, one- to four-family residential mortgage loans, consumer loans (especially automobile loans) and short-term construction loans. At September 30, 2001, First Federal had $20.6 million of fixed-rate residential mortgage loans (primarily consisting of three-year balloon loans), $11.2 million of adjustable rate residential mortgage loans and $15.5 million of fixed rate consumer loans (predominately automobile loans) out of a total of $67.6 million in total loans, including loans held-for-sale.

        Loan originations come primarily from advertising, walk-in customers, real estate brokers, homebuilders and referrals from existing customers. All loans that are originated for portfolio by First Federal are reviewed and approved by the Board of Directors.

NEXT PAGE

       Loan Portfolio Composition.    The following table sets forth information concerning the composition of First Federal's loan portfolio (including loans held-for-sale) in dollar amounts and in percentages (before deductions for the undisbursed portion of construction loans, deferred fees and discounts, deferred income, premiums, and allowances for losses) as of the dates indicated.

	September 30,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
Residential	$31,806	47.07%	$33,319	44.87%	$33,436	46.35%
Residential held-for-sale	---	---	61.08		62.09
Commercial	6,094	9.02	5,096	6.86	5,865	8.13
Construction	9,284	13.74	6,926	9.33	4,800	6.65
Total real estate loans	47,184	69.83	45,402	61.14	44,163	61.22

Other Loans:
Consumer loans:
Secured by automobile	11,947	17.68	17,167	23.12	18,529	25.69
Secured by deposit accounts	601.89		872	1.17	1,080	1.50
Held for sale	2,355	3.48	3,811	5.13	2,402	3.33
Other	583.87		1,275	1.72	2,973	4.12
Total consumer loans	15,486	22.92	23,125	31.14	24,984	34.64
Commercial business loans	4,898	7.25	5,728	7.72	2,988	4.14
Total other loans	20,384	30.17	28,853	38.86	27,972	38.78
Total loans	67,568	100.00%	74,255	100.00%	72,135	100.00%

Less:
Undisbursed portion of construction loans	2,950		2,486		1,669
Net deferred fees and discounts	109		109		82
Deferred income	---		27		3
Allowance for losses on loans	417		415		326
Premiums, net of discounts	(120)		(215)		(383)
Net loans	$64,212		$71,433		$70,438

NEXT PAGE

       The following table shows the fixed- and adjustable-rate composition of First Federal's loan portfolio including loans held for sale at the dates indicated.

	September 30,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
Residential	$20,594	30.48%	$22,203	29.90%	$22,808	31.62%
Residential held-for-sale	---	---	61	0.08	62	0.09
Commercial	2,628	3.89	3,099	4.17	3,677	5.10
Construction	6,938	10.27	6,864	9.25	4,800	6.65
Total real estate loans	30,160	44.64	32,227	43.40	31,347	43.46
Consumer loans	13,131	19.44	19,314	26.01	22,582	31.31
Consumer held for sale	2,355	3.48	3,811	5.13	2,402	3.33
Commercial business loans	2,825	4.18	507	0.69	578	0.80
Total fixed-rate loans	48,471	71.74	55,859	75.23	56,909	78.90

Adjustable-Rate Loans:
Real estate:
Residential	11,212	16.59	11,116	14.97	10,628	14.73
Commercial	3,466	5.13	1,997	2.69	2,188	3.03
Construction	2,346	3.47	62	0.08	---	---
Commercial business loans	2,073	3.07	5,221	7.03	2,410	3.34
Total adjustable rate loans	19,097	28.26	18,396	24.77	15,226	21.10
Total loans	67,568	100.00%	74,255	100.00%	72,135	100.00%

Less:
Undisbursed portion of construction loans	2,950		2,486		1,669
Deferred fees and discounts	109		109		82
Deferred income	---		27		3
Allowance for losses on loans	417		415		326
Premiums, net of discounts	(120)		(215)		(383)
Net loans	$64,212		$71,433		$70,438

NEXT PAGE

        The following table shows the origination, purchase and repayment activities for loans of First Federal for the periods indicated.

	Years Ended September 30,
	2001	2000	1999
	(Dollars In Thousands)
Loans Funded:
Real estate - residential	$ 3,479	$ 7,565	$19,541
- commercial	2,190	1,583	1,940
- construction or development	15,405	14,744	10,623
Non-real estate - consumer	3,648	13,040	15,088
- commercial business	6,043	6,965	12,975
Total loans originated	30,765	43,897	60,167

Loans Sold:
Loans sold	---	2,989	15,852
Principal repayments and refinancings	38,520	38,788	45,983
Total reductions	38,520	41,777	61,835
Change in other items, net	(534)	1,125	112
Net increase (decrease)	$(7,221)	$ 995	$ (1,556)

        At September 30, 2001, First Federal serviced $3.5 million in loans for others, consisting primarily of SBA loans and loans originated under its Second Chance Auto Lending Program and subsequently sold.

NEXT PAGE

The following schedule illustrates the maturities of First Federal's loan portfolio, including loans held-for-sale at September 30, 2001. Loans which have adjustable or renegotiable interest rates and amortizing loans are shown as maturing in the period during which the loan is contractually due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Residential		Commercial		Construction		Consumer(1)		Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ended September 30,

2002(2)	$ 6,627	8.78%	$ 371	9.32%	$8,612	8.31%	$ 1,907	13.61%	$1,854	9.05%	$19,371	9.08%
2003 and 2004	6,831	8.84	1,208	9.43	672	7.67	7,974	15.41	954	9.00	17,639	11.81
2005 and 2006	941	8.81	1,327	6.73	---	---	4,768	12.56	571	8.70	7,607	10.79
2007 to 2011	659	8.53	713	8.45	---	---	448	7.87	271	8.64	2,091	8.37
2012 to 2021	2,885	7.88	1,077	8.72	---	---	---	---	1,106	8.16	5,068	8.12
2022 and following	3,863	8.43	1,398	8.58	---	---	389	8.50	142	8.00	15,792	8.44
	$31,806	8.56	$6,094	8.40	$9,284	8.27	$15,486	13.92	$4,898	8.74	$67,568	9.74
________________

(1) Includes loans held for sale.
(2) Includes demand loans, loans having no stated maturity and overdraft loans.

NEXT PAGE

        The total amount of loans maturing after September 30, 2002, that have fixed rates of interest (including three-year balloon home loans and other types of loans with balloon maturities) is $30.7 million while the total amount of loans due after such date which have floating or adjustable rates of interest is $17.5 million.

       One- to Four-Family Residential Real Estate Lending. First Federal's primary lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences, and to a lesser degree on non-owner occupied one- to four-family residences. In order to increase the interest rate sensitivity of its residential loan portfolio, First Federal has emphasized the origination of non-FNMA and FHLMC conforming three-year balloon loans (generally with 30 year amortization schedules). At September 30, 2001, $20.6 million or 30.5%, of First Federal's gross loan portfolio consisted of fixed-rate loans on one- to four-family residences. Most of these loans were secured by residential properties located in the State of Texas, with a majority of the properties located in First Federal's primary market area. On September 30, 2001, 1.3% of all portfolio residential loans were 90 days or more past due.

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

NEXT PAGE

       Mortgage-Backed Securities. First Federal has a limited portfolio of mortgage-backed securities. Such mortgage-backed securities can serve as collateral for borrowings and through repayments, as a source of liquidity. For information regarding the carrying and market values of First Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

        Consistent with First Federal's asset/liability policy to minimize interest rate risk, approximately 79.7% of First Federal's mortgage-backed securities carry adjustable interest rates.

        The following table sets forth the carrying value of the Bank's mortgage-backed securities at the dates indicated.

	September 30,
	2001	2000	1999
	(Dollars in Thousands)
Held-to-Maturity
Federal Home Loan Mortgage Corporation	$ 296	$373	$ 447
Federal National Mortgage Association	125	149	245
Total	$ 421	$522	$ 692
Available-for-Sale
Government National Mortgage Association	$1,265	---	---
Total	$1,265	$ ---	$ ---

NEXT PAGE

        The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at September 30, 2001. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable rate nature of these instruments.
	Due in
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Carrying Value
	(Dollars in Thousands)

Held-to-Maturity
Federal Home Loan Mortgage Corporation	$ ---	$ ---	$ ---	$ 1	$ 5	$ 45	$ 245	$ 296
Federal National Mortgage Association	---	---	---	---	---	28	97	125

Available-for-Sale
Government National Mortgage Association	---	---	---	---	---	---	1,265	1,265

Total	$ ---	$ ---	$ ---	$ 1	$ 5	$ 73	$1,607	$1,686

NEXT PAGE

        First Federal's mortgage-backed and other securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made in accordance with the policy and approval by its Investment Committee.

        Consumer Lending.    Federal laws and regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans (First Federal generally discourages unsecured lending) up to a regulatory-defined maximum of 35% of their total assets less permissible investments in commercial paper and corporate debt. At September 30, 2001, such regulatory-defined consumer loans represented approximately 21.2% of First Federal's total assets. In addition, federal thrift institutions have lending authority above the 35% limit for certain consumer loans such as home improvement loans, mobile home loans, credit card loans and educational loans. First Federal generally discourages unsecured loans, or loans secured by "soft collateral" such as inventory, accounts receivable and special-purpose equipment except where the borrower is credit-worthy and the loan is partially guaranteed by the SBA.

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

        First Federal currently originates substantially all of its consumer loans in its primary market area. Direct consumer loans are made when First Federal extends credit directly to the borrower as compared to indirect loans made through automobile dealers selected by First Federal. In June, 2000, First Federal discontinued the origination of indirect automobile loans through its Second Chance Auto Lending Program, although it continues to originate a limited amount of indirect automobile loans through selected dealers. At September 30, 2001, $1.5 million of our total automobile loans were originated through selected dealers outside of the Second Chance Auto Lending Program.

        In December 1995, First Federal expanded its auto lending program by initiating a credit-default insured indirect automobile loan origination program for borrowers with less than prime credit, and involving automobile dealers selected by First Federal and located in the area bordered by Houston, Austin, San Antonio and Dallas. Automobile dealers that sold loans pursuant to this Second Chance Auto Lending Program were not required to establish dealer reserves pursuant to their Dealer Agreement; however, the loan amount of the automobile sales contract was generally discounted from the dealer by First Federal prior to purchase.

        The Second Chance Auto Lending Program was underwritten according to the credit-underwriting guidelines developed by First Federal and agreed to by First Federal's credit-default insurer. Prior to this program being discontinued, Second Chance Auto Loans were insured by The Royal & Sun Alliance Company ("Royal") (which carries a rating of A-1 "Superior" by A.M. Best's, an insurance rating company) for credit-default by the borrower up to $6,000 per loan in the event there is a deficiency between the unpaid balance of the loan and the resale price of the repossessed vehicle. At September 30, 2001, $497,000 of First Federal's Second Chance Auto Loans were insured by other insurers subject to their limitations, if any.

NEXT PAGE

        At September 30, 2001, Second Chance Auto Loans totaled $7.9 million (including $2.4 million of Second Chance Auto Loans held for sale) and were secured by 1,213 automobiles. Total automobile loans, including loans held for sale, totaled $14.3 million or approximately 21.2% of First Federal's gross loan portfolio.

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

        At September 30, 2001, 1.03% of First Federal's consumer loans were considered non-performing assets because they were past-due over 90 days. There can be no assurance that First Federal's consumer loan delinquencies and repossessions will not increase in the future.

        Construction Lending. First Federal generally makes construction loans to individuals for the construction of their residences and to experienced homebuilders primarily for the construction of contracted-for (custom) residences, and also to a lesser degree primarily to experienced homebuilders for residences that have not been pre-sold when First Federal believes that the residence is priced and located so that it should be sold in the relatively short term.

        Construction loans to individuals for their residences generally have terms of nine months and are usually made on a non-amortizing (interest only, payable monthly), balloon basis, to be repaid from the permanent mortgage loan when the construction is completed. First Federal's construction loans are generally made either as the initial stage of a combination loan (i.e., with a commitment from First Federal to provide permanent financing upon completion of the project) or with a takeout obligation (commitment to provide permanent financing by a third party lender). Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 2001, First Federal had $6.3 million in residential construction loans, of which $1.2 million are to borrowers who have indicated to First Federal that they intend to live in the properties upon completion of construction.

NEXT PAGE

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

        Commercial Real Estate Lending. In order to enhance the yield of its assets, First Federal originates a limited amount of construction and permanent loans secured by commercial real estate. First Federal's permanent commercial real estate loan portfolio includes loans secured by churches, small office buildings, and other small business properties. First Federal generally makes only commercial real estate loans secured by income producing property, and discourages large commercial real estate loans. At September 30, 2001, First Federal had two commercial real estate loans in excess of $500,000 that were secured by income-producing properties. These loans were originated in September 2001 and February 1999, had balances of $526,000 and $681,000, respectively, at September 30, 2001 and are performing in accordance with their loan repayment terms.

        The following table presents information as to the locations and types of properties securing First Federal's commercial real estate loans at September 30, 2001.

	Number of Loans	Principal Balance
	(Dollars in Thousands)
Bryan-College Station area:
Churches	8	$1,018
Land	34	2,096
Multi-family residential	2	602
Retail	13	1,731
Office	2	322
Other	3	325
Total	62	$6,094

        Commercial real estate loans included in First Federal's portfolio have terms generally ranging from 3 to 5 years with a balloon payment and 20-25 year amortization schedules.

NEXT PAGE

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

        Commercial Business and SBA Lending.    First Federal engages in a limited amount of commercial business lending, primarily to small businesses. These loans are generally made with adjustable interest rates, in order to limit interest rate risk. Many of these loans are SBA guaranteed and First Federal generally sells the guaranteed portion of the loan. The SBA guarantees up to 90% of the loan amount, which is backed by the full faith and credit of the U.S. Government. This guaranty generally ranges from 75% to 90% of the loan amount up to a maximum guaranteed loan amount of $750,000 subject to the type and term of the loan. The terms of these SBA loans generally range from five to seven years for working capital loans and up to 25 years for loans secured by income-producing real estate. Interest rates for loans with maturities less than seven years cannot exceed 2.25% over WSJ Prime, and for those over seven years, 2.75% of WSJ Prime. These loans are attractive to borrowers because of the extended loan maturities and to the Bank, as lender, as the interest rates adjust and because the guaranteed portion of the loan can be sold in the secondary market. At September 30, 2001, First Federal had $4.9 million or 7.25% of First Federal's gross loan portfolio in commercial business loans outstanding of which $652,000 represented the unguaranteed portion of SBA loans. As of the same date, First Federal's largest commercial business loan was a $567,000 loan for the operation of a car wash. The next three largest commercial business loans were a $495,000 floor plan line of credit to an automobile dealer secured by vehicles, a $489,000 loan to a restaurant located in Bryan, Texas, and a $416,000 loan for a commercial office building located in College Station, Texas. There were no other commercial real estate loans in excess of $400,000. Each of these loans are performing in accordance with their respective loan repayment terms. First Federal discourages large commercial business lending because of the larger risk exposure to the Bank's capital if such loans do not perform.

NEXT PAGE

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

Loan Delinquencies; Nonperforming Assets and Classified Assets

        When a borrower fails to make a required payment on a loan, First Federal attempts to cause the deficiency to be cured by contacting the borrower as soon as possible. In most cases, deficiencies are cured promptly. After a payment is three days past due, First Federal's collections department will contact the borrower by telephone and letter and continue that contact on a regular basis. Between 30-45 days past due, First Federal may also send the borrower a demand letter. When deemed appropriate by senior management, First Federal institutes action to foreclose on or repossess the collateral. If foreclosed on, real property is sold at a public sale and may be purchased by a third party or by First Federal. Repossessed vehicles are generally repaired, renovated and resold without warranty through First Federal's personnel and through select auto dealers and other independent parties. A decision as to whether and when to initiate foreclosure or repossession proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies.

NEXT PAGE

        The following table sets forth information concerning delinquent mortgage and other loans at September 30, 2001 in dollar amounts and as a percentage of First Federal's total loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent at September 30, 2001
	30-89 Days	90 Days and Over	Total Delinquent Loans
	(Dollars in Thousands)
Residential Real Estate:
Number of loans	4	2	6
Amount	$ 301	$ 512	$ 813
Percent of total loans	0.73%	1.25%	1.98%

Commercial Real Estate:
Number of loans	---	---	---
Amount	---	---	---
Percent of total loans	---	---	---

Consumer:
Number of loans	179	17	196
Amount	$1,369	$ 160	$1,529
Percent of total loans	8.84%	1.03%	9.87%

Total:
Number of loans	183	19	202
Amount	$1,670	$ 672	$2,342
Percent of total loans	2.47%	0.99%	3.46%

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

	September 30,
	2001	2000	1999
	(Dollars in Thousands)
Non-accruing loans:
Residential	$ 52	$ ---	$ 21
Consumer	46	---	11
Total	98	---	32

Accruing loans delinquent more than 90 days:
Residential	460	427	851
Commercial Real Estate	---	---	---
Consumer	114	451	295
Total	574	878	1,146

Foreclosed assets:
Residential(1)	691	399	298
Commercial real estate	---	---	275
Other Repossessed Assets (Vehicles)(1)	469	611	958
Total	1,160	1,010	1,531

Total non-performing assets	$1,832	$1,888	$2,709
Total as a percentage of total assets at end of period	2.19%	2.22%	3.31%

______________
(1) Reserves established and relating to individual properties and vehicles are not reflected herein.

        For the most part, nonperforming assets at September 30, 2001, consisted of foreclosed assets totaling $1.2 million. Foreclosed assets consisted of six residential loans and repossessed vehicles. Most of the loans on repossessed vehicles were made through the Second Chance Auto Lending Program, which has been terminated.

        As of September 30, 2001, there were no concentrations of loans in any types of industry which exceeded 10% of First Federal's total loans, that are not included as a loan category in the table above.

        Interest income recognized relative to non-performing loans during the year ended September 30, 2001 was not material.

NEXT PAGE

        Other Loans of Concern. As of September 30, 2001 there was an aggregate of $1.8 million of loans which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some questions and/or doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming assets categories. Of these loans, however, $143,000 were considered to be classified under federal regulations as substandard at September 30, 2001.

        Classified Assets. Federal regulations require that each insured institution classify its own assets on a regular basis. First Federal classifies its assets no less than quarterly. In addition, in connection with examinations of insured institutions, the OTS has authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as "substandard" or "doubtful" require the institution to establish general allowances (reserves) for possible loan losses. If an asset or portion thereof is classified as "loss," the institution must either establish specific allowances (reserves) for loan losses in the amount of 100% of the portion of the asset classified as "loss," or charge-off such amount. General loss allowances established to cover possible losses related to assets classified as "substandard" or "doubtful" may be included in determining the institution's regulatory capital under the risk-based capital standard, while specific loss allowances do not qualify as regulatory capital. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS District Director. Generally, all assets of First Federal which have been classified are included in the discussion above of other loans of concern and assets for which repayment by the borrower may be in doubt.

        In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, First Federal's Board of Directors has established an Asset Review Committee, which regularly reviews all assets of any concern with senior management and applicable loan collection personnel, to determine which assets should be classified under applicable regulations. Classified assets, as described above, of First Federal at September 30, 2001 were as follows:

(In Thousands)
Substandard(1)	$1,505
Doubtful	---
Loss	55
Total	$1,560

______________
(1) Includes $345,000 of "substandard loans" and also repossessed real estate (six residential loans) and repossessed vehicles awaiting sale.

NEXT PAGE

Allowance for Losses on Loans

        First Federal's policy is to establish allowances for loan losses based on historical data, economic trends and projections, an assessment of the specific borrower's overall financial condition, the type and value of any collateral securing such loans and other relevant factors. While the Company believes that it uses the best information available to make such determinations, future adjustments could be necessary and net income could be affected if circumstances substantially differ from the assumptions used in making the initial determination.

        Because some loans may not be repaid in full, the Company has established an allowance for loan losses. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover probable losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates that are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

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

        Smaller balance homogeneous loans include residential first mortgage loans secured by one-to-four-family residences, residential construction loans, and consumer loans and are evaluated collectively for impairment. Commercial real estate loans are evaluated individually for impairment. Normal loan evaluation procedures, as described in the second preceding paragraph, are used to identify loans that must be evaluated for impairment. In general, loans classified as "doubtful" or "loss" are considered impaired while loans classified as "substandard" are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal loan evaluation procedures. While the factors that identify a credit for consideration for measurement of impairment or nonaccrual are similar, the measurement considerations differ. A loan is impaired when the economic value estimated to be received is less than the value implied in the original credit agreement. A loan is placed in nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection. Although impaired loan and nonaccrual loan balances are measured differently, impaired loan disclosures do not differ significantly from nonaccrual and renegotiated loan disclosures.

NEXT PAGE

        Prior to fiscal year 2000, the Bank did not provide an allowance for anticipated loan losses on Second Chance Auto Loans. Management fully expected to collect any potential losses from the credit default insurance coverage, based on their interpretation of the policy coverage and based upon the expected recovery value of the vehicles. During the year ended September 30, 2000, both the insurance reimbursement realized on the repossessed vehicles and the actual recovery value of the vehicles were lower than expected, resulting in actual losses that were greater than anticipated. The allowance for loan losses is now calculated taking into account the recent loss experience associated on the Second Chance Auto Loans. This change has resulted in a greater charge-off to the allowance and an increase in the provision for loan losses. During the year ended September 30, 2001, the Company's allowance for loan losses remained relatively the same as in 2000.

        In addition, because of the uncertainty of the fair value of the cars and collectability of insurance in some cases, the Company also has allowances established for repossessed assets and insurance claims. Automobiles acquired through repossession are carried at the lower of cost or fair value (including estimated insurance reimbursements) less estimated costs to sell and expenses for repairs. Credit-default insurance claims are carried at the amount for which the claim was filed. Losses on disposition, including expenses incurred in connection with the disposition, and uncollected insurance claims, are charged to operations. Valuation allowances are recognized when the fair value (including estimated insurance reimbursements) less estimated costs to sell the repossessed asset or the insurance claim receivable is determined to be less than carrying value of the asset. Changes in the valuation allowance are charged or credited to income.

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

        The following table sets forth an analysis of First Federal's allowance for loan losses.

	Year Ended September 30,
	2001	2000	1999
	(Dollars in Thousands)

Balance at beginning of period	$415	$326	$307
Charge-offs	(367)	(183)	(92)
Recoveries	45	18	7
Provisions for losses on loans	324	254	104
Balance at end of period	$417	$415	$326

Ratio of net charge-offs during the period to average loans outstanding during the period	.48%	.23%	.12%

NEXT PAGE

        The allocation of the allowance for losses on loans at the dates indicated is summarized as follows:

	September 30,
	2001		2000		1999
	Amount	Percent of Loan in Each Category to Total Loans	Amount	Percent of Loan in Each Category to Total Loans	Amount	Percent of Loan in Each Category to Total Loans

Real Estate	$182	69.83%	$144	61.14%	$103	61.22%
Other	235	30.17	271	38.86	223	38.78
Total	$417	100.00%	$415	100.00%	$326	100.00%

        For information on First Federal's allowance for losses on foreclosed real estate, see Note 1 of the Notes to Consolidated Financial Statements filed as Item 7 to this Form 10-KSB.

Investment Activities

       First Federal must maintain a sufficient level of liquid assets to ensure its safe and sound operation. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 2001, First Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 5.81%.

        Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

        The Company's liquid assets (other than loans, mortgage-backed securities receivable, and non-interest bearing deposits with the Federal Reserve Bank of Dallas), are invested primarily in interest-bearing deposits with the Federal Home Loan Bank of Dallas ("FHLB of Dallas"), a mutual fund and Federal Home Loan Bank ("FHLB") stock.

NEXT PAGE

        The following table sets forth the composition of the Company's liquid assets at the dates indicated.

	At September 30,
	2001		2000		1999
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
		(Dollars in Thousands)

Interest-bearing deposits	$1,102	$1,102	$4,667	$4,667	$1,619	$1,619
Mutual fund	8,243	8,266	---	---	---	---
FHLB stock	458	458	436	436	404	404

Total liquid assets and FHLB stock	$9,803	$9,826	$5,103	$5,103	$2,023	$2,023

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

        Deposits. First Federal attracts both short-term and long-term deposits from its primary market area and has not actively sought deposits outside of this area. First Federal offers regular passbook accounts, NOW accounts, commercial and personal checking accounts, money market deposit accounts, fixed interest rate certificates of deposit with varying maturities, and $90,000 or above jumbo certificates of deposit. At September 30, 2001, First Federal had $22.0 million in checking and money market accounts.

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

NEXT PAGE

        The following table sets forth the deposit flows of First Federal during the periods indicated. Net increase (decrease) refers to the amount of deposits during the period less the amount of withdrawals during the period.

	Year Ended September 30,
	2001	2000	1999
	(Dollars in Thousands)

Opening balance	$73,686	$73,240	$73,554
Net deposits (withdrawals)	(48)	(1,953)	(2,624)
Interest credited	2,544	2,399	2,310

Ending balance	$76,182	$73,686	$73,240

Net increase (decrease)	$ 2,496	$ 446	$(314)

Percent increase (decrease)	3.39%	.61%	(.43)%

        The following table sets forth the dollar amount of savings deposits, by interest rate range, in the various types of deposit programs offered by First Federal at the dates indicated.

	At September 30,
	2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Certificate Accounts:

0.00- 2.99%	$ 56	0.1%	$ 45	0.1%	$ 56	0.1%
3.00- 4.99%	20,717	27.2	3,093	4.2	26,281	35.8
5.00- 6.99%	27,630	36.3	43,299	58.7	19,765	27.0
7.00- 8.99%	1,541	2.0	1,455	2.0	930	1.3
Total Certificate Accounts	49,944	65.6	47,892	65.0	47,032	64.2

Other Accounts:

Passbook Accounts	4,264	5.6	4,868	6.6	5,130	7.0
NOW Accounts	12,854	16.9	11,788	15.9	11,327	15.5
Money Market Accounts	4,219	5.5	4,172	5.7	4,465	6.1
Commercial Checking Accounts	2,088	2.7	2,250	3.1	2,253	3.1
Other non-interest bearing accounts	2,813	3.7	2,716	3.7	3,033	4.1
Total Other Accounts	26,238	34.4	25,794	35.0	26,208	35.8
Total Deposits	$76,182	100.0%	$73,686	100.0%	$73,240	100.0%

NEXT PAGE

       At September 30, 2001 scheduled maturities of certificates of deposit were as follows.

	At September 30,
	2002	2003	2004 and thereafter	Total
0.00- 2.99%	$ 11	$ 45	$ ---	$ 56
3.00- 4.99%	16,695	3,060	963	20,718
5.00- 6.99%	21,691	3,786	2,154	27,631
7.00- 8.99%	438	151	950	1,539
Total	$38,835	$7,042	$4,067	$49,944

        The following table indicates the amount of First Federal's certificates of deposit by time remaining until maturity as of September 30, 2001.

	Maturity
	3 Months or Less	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$ 9,289	$10,657	$10,664	$ 8,675	$39,285
Certificates of deposit of $100,000 or more	1,611	3,993	2,621	2,434	10,659
Total	$10,900	$14,650	$13,285	$11,109	$49,944

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

        The Holding Company is dependent on dividends from the Bank in order to pay the interest on the Debentures, and its operating expenses. First Federal must obtain prior approval of the OTS before declaring any dividends. The OTS has approved the payment of dividends to the Holding Company which should permit the Holding Company to make interest payments and cover foreseeable operating expenses through September 30, 2002. See "Regulation - Limitations on Dividends and Other Capital Distributions" and "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

        For additional information relating to borrowings, see Notes 8 and 16 to the Notes to Consolidated Financial Statements of the Company filed as Item 7 to this Form 10-KSB.

NEXT PAGE

        The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings during the periods indicated.

	Year Ended September 30,
	2001	2000	1999
	(In Thousands)
Maximum Balance:
FHLB advances	$3,000	$4,000	$ 800
Debentures	3,629	3,629	3,629

Average Balance:
FHLB advances	$ 342	$ 545	$ 176
Debentures	3,629	3,629	3,629

        The following table sets forth certain information as to First Federal's FHLB advances and other borrowings at the dates indicated.

	September 30,
	2001	2000	1999
	(In Thousands)

FHLB advances	$ ---	$3,000	$ ---
Debentures	3,629	3,629	3,629
Total borrowings	$3,629	$6,629	$3,629

Weighted average interest rate of FHLB advances	---%	6.63%	---%
Weighted average interest rate on Debentures	11.50%	11.50%	11.50%

Service Corporation

        Federally chartered institutions are permitted to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries, and joint ventures in which such subsidiaries are participants, in an aggregate amount not exceeding 2% of an institution's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner city development purposes. Federal regulations also permit institutions to make specified loans to such subsidiaries under their general lending authority. In addition, such institutions are authorized to invest unlimited amounts in subsidiaries that are engaged solely in activities in which the parent institution may engage.

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

Federal Regulation of Thrift Institutions

        The OTS has extensive authority over the operations of thrift institutions. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examination by the OTS and the FDIC. The last regular OTS examination of First Federal began August 13, 2001, and was concluded on September 7, 2001, for books and records as of June 30, 2001. Under agency scheduling guidelines, it is likely that another examination will be initiated within 12 months of the last exam. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All thrift institutions are subject to a semi-annual assessment, based upon the thrift institution's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the expense of examinations for the fiscal year ended September 30, 2001, was $36,000.

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

NEXT PAGE

        First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2001, First Federal's legal lending limit under this restriction was $753,000. First Federal is in compliance with the loans-to-one-borrower limitation.

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

NEXT PAGE

        The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

Supervisory Agreement

        The OTS, during an OTS examination completed in June, 2000, determined that the Bank required special supervisory attention primarily due to its Second Chance Auto Lending Program. The OTS formally designated the Bank to be in "troubled condition" and a "problem association" due to its total capital to risk-weighted assets ratio being only marginally above the minimum required amount after taking into account the losses associated with repossessed automobiles and the increase in the allowance for loan losses related to its Second Chance Auto Lending Program. This designation subjected the Bank to growth restrictions that limited any increase in total assets during any quarter in excess of an amount equal to interest credited on deposits during the quarter without the prior written approval of the OTS, prior OTS review of all executive compensation, prior notice to OTS of all transactions between the Bank and its affiliates, such as the Holding Company, and receipt of OTS approval prior to paying a dividend from the Bank to the Holding Company. On March 2, 2001, the OTS notified the Bank that it was no longer designated to be in "troubled condition" and a "problem association."

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

        The Supervisory Agreement also required the Bank to submit a written business plan by September 30, 2000, subject to the approval of the OTS, that covers the overall operation of the Bank and sets forth (i) the Bank's plans to achieve "well capitalized" status by March 31, 2001; (ii) a contingent capital plan to increase capital to avoid undercapitalization; (iii) strategies to reduce non-interest expenses, especially general and administrative expenses; (iv) the development of profitable lines of business; and (v) strategies for enhancing the viability of the North Bryan branch. The OTS approved the Business Plan, however, there can be no assurance that each element of the plan will be successfully completed.

        Management believes that the Bank is currently in substantial compliance with the Supervisory Agreement. Compliance with the Supervisory Agreement, however, is subject to a determination of compliance by the OTS at the time of the Bank's next examination, and therefore no assurance can be given that the Bank will be in compliance with the Supervisory Agreement.

NEXT PAGE

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

        The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2001, the Bank did not have any intangible assets.

        The OTS regulations establish special capitalization requirements for thrift institutions that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agents for their customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. First Federal was not subject to any such deduction at September 30, 2001.

        At September 30, 2001, First Federal had tangible capital of $5.0 million, or 6.01% of adjusted total assets, which is approximately $3.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

        The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital. At September 30, 2001, First Federal had core capital equal to $5.0 million, or 6.01% of adjusted total assets, which is $2.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

        The OTS risk-based requirement requires thrift institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a thrift institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2001, First Federal had no capital instruments that qualify as supplementary capital and $362,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

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

        On September 30, 2001, First Federal had total capital of $5.4 million and risk-weighted assets of $39.2 million, or total capital of 9.1% of risk-weighted assets. This amount was $639,000 above the 8% requirement in effect on that date, however, this amount was $544,000 below the 10% well capitalized requirement in effect on that date. See "- Supervisory Agreement".

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

        Any thrift institution that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a thrift institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. At September 30, 2001, First Federal fell within the regulatory definition of "adequately capitalized."

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

        First Federal may make a capital distribution without the approval of the OTS provided it notifies the OTS, 30 days before it declares the capital distribution and meets the following requirements: (i) has a regulatory rating in one of the two top examination categories, (ii) is not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the institution's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). Because First Federal does not meet the above stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions. See "Description of Business - Sources of Funds - Borrowings."

Liquidity

        All savings associations, including First Federal, are required to maintain a sufficient level of liquid assets to ensure their safe and sound operation. For a discussion of what First Federal includes in liquid assets, see "Item 6 - Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

Qualified Thrift Lender Test

        All thrift institutions, including First Federal are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a thrift institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the thrift institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2001, First Federal met the test and has always met the test since its effectiveness.

        Any thrift institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund ("BIF"). If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a thrift institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Holding Company Regulation."

NEXT PAGE

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

        First Federal was examined for CRA compliance in 2000 and received a rating of satisfactory.

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

NEXT PAGE

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

Federal Reserve System

        The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW checking accounts). At September 30, 2001, First Federal was in compliance with these reserve requirements.

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

NEXT PAGE

        As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 2001, First Federal had $458,000 in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 5.95% and were 4.99% for fiscal year 2001.

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

        For the year ended September 30, 2001, dividends paid by the FHLB of Dallas to First Federal totaled $22,000, which constitute a $10,000 decrease from the amount of dividends received in fiscal year 2000.

Federal and State Taxation

        Thrift institutions such as First Federal that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Code are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method.

        Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the thrift institution over a period of years.

        In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including First Federal, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as First Federal must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company. At September 30, 2001, First Federal had approximately $514,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

NEXT PAGE

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

        A portion of First Federal's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2001, the portion of First Federal's reserves subject to this treatment for tax purposes totaled approximately $643,000.

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

NEXT PAGE

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

Employees

        At September 30, 2001, the Company had a total of 42 full-time and 5 part-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Item 2. Description of Property

Offices

        First Federal owns the building and land for the Holding Company and its executive office at 2900 Texas Avenue, Bryan, Texas. This office now has approximately 8,700 square feet and is situated on almost an acre of land with over 200 feet of frontage situated on the principal thoroughfare in Bryan-College Station. The depreciated net book value of this office and land (with recent improvements) was $691,000 at September 30, 2001.

        First Federal also opened and owns a branch office at 2202 Longmire in College Station, Texas in March of 1994. The office has approximately 2320 square feet and is situated on almost two acres of land. The book value of this office and land was $311,000 at September 30, 2001.

        First Federal also acquired in fiscal 1998 approximately one acre of land at 1500 N. Texas Avenue, Bryan, Texas, as the site for its north Bryan full-service branch. It opened in June 1998, with a special bank modular facility pending construction of the permanent facility, which was completed in December, 1999. The book value of this office and land was $583,000 at September 30, 2001.

        The Bank maintains a database of depositor and borrower customer information. The net book value of the data processing and computer equipment and software utilized by the Bank at September 30, 2001 was $111,000.

NEXT PAGE

Item 3. Legal Proceedings

        The Company is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Company believes that none of these lawsuits would, if adversely determined, have a material adverse effect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.

NEXT PAGE

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

        The Holding Company's common stock is listed on the OTC Electronic Bulletin Board under the symbol "BCSF."

        The following table sets forth the high and low bid prices of the Holding Company's common stock for the periods indicated. The information in the table below was provided by the OTC Electronic Bulletin Board. The information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Holding Company's common stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Holding Company's common stock.

	Fiscal 2001			Fiscal 2000
	High	Low	Dividends	High	Low	Dividends

First Quarter	$4.88	$4.88	$---	$9.250	4.318	$---
Second Quarter	4.88	4.88	---	9.250	6.250	---
Third Quarter	4.88	4.88	---	6.250	6.250	---
Fourth Quarter	4.88	4.88	---	6.875	5.250	---

        At December 31, 2001 there were 569 holders of the Holding Company's common stock and 471,411 shares of common stock issued and outstanding. At December 31, 2001, the last known sales price of the Holding Company's common stock was $4.88 per share.

        The Holding Company pays dividends upon the determination of the Board of Directors in its discretion that such payment is consistent with the long-term interests of the Company. The factors affecting this determination include the Company's consolidated financial condition and results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other relevant factors. The Holding Company did not declare cash dividends on its common stock during fiscal years 2001 and 2000. However, First Federal paid an aggregate of $87,000 in quarterly cash dividends on its preferred stock in fiscal year 2001.

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

        The Company is headquartered in Bryan, Texas and operates through its principal operating subsidiary First Federal. First Federal's major goals are to provide high quality full-service "niche" retail banking on a profitable basis to primarily the middle-class and blue-collar population through its offices located in Bryan-College Station, Texas. First Federal intends to continue to focus primarily on one-to four-family residential loans, and to a lesser degree on direct consumer automobile and personal loans, home improvement loans, residential construction loans, and small to medium size commercial business loans. In addition, First Federal seeks to continue maintaining and improving its asset quality and continuing to minimize to the extent possible, its vulnerability to changes in interest rates in order to continue to maintain an attractive spread between its average yield on loans and securities and its average cost of interest paid on deposits and borrowings.

        First Federal's net interest income has historically been dependent largely upon the difference ("spread") between the average yield earned primarily on loans, and to a much lesser extent mortgage-backed securities and other securities ("interest-earning assets") and the average interest rate paid on savings and other deposits and borrowings ("interest-bearing liabilities"), as well as the relative amounts of such assets and liabilities. The interest rate spread between interest-earning assets and interest-bearing liabilities is impacted by several factors, including economic and competitive conditions that influence interest rates, loan demand, deposit flows, regulatory developments and the types of assets and liabilities on its balance sheet. At September 30, 2001, 2000 and 1999, the Company's interest rate spread was 4.52%, 5.26% and 4.84%, respectively.

        Like all financial institutions, First Federal has always been subject to interest rate risk because its interest-bearing liabilities (primarily deposits) mature or reprice at different times, or on a different basis than its interest-earning assets (primarily loans). First Federal's net income is also affected by gains and losses on the sale of loans, loan servicing rights and investments, provision for loan losses, and other losses on repossessed assets and insurance claims, service charge fees, loan servicing income, fees for other financial services rendered, operating expenses and income taxes.

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

NEXT PAGE

Asset/Liability Management

        First Federal, like all financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets, some of which may be longer term or fixed interest rate. Loans maturing within five years total $44.6 million or 66.0% of total loans, while loans maturing over five years total $23.0 million or 34.0% of total loans. As a continuing part of its financial strategy, First Federal continually considers methods of managing any such asset/liability mismatch, consistent with maintaining acceptable levels of net interest income.

        In order to monitor and manage interest rate sensitivity and interest rate spread, First Federal created an Asset/Liability Committee ("ALCO"), composed of its President, Executive Vice President, Senior Vice President/Accounting and three outside directors. The responsibilities of the ALCO are to assess First Federal's asset/liability mix and recommend strategies that will enhance income while managing First Federal's vulnerability to changes in interest rates.

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

        As part of this strategy, management has continued to emphasize growth in noninterest-bearing deposits such as checking accounts or lower interest-bearing savings deposits by offering full-service retail banking. In order to minimize the possible adverse impact that a rise in interest rates may have on net interest income, First Federal has developed several strategies to manage its interest rate risk. Primarily, First Federal is currently selling all newly-originated one- to four-family residential mortgage loans, which are saleable in the secondary market and most of which are long-term fixed-rate loans. In addition, First Federal currently offers three-year fixed rate balloon loans and other adjustable rate loans and relatively short-term consumer loans, giving First Federal an opportunity to reprice its loans on a more frequent basis.

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

NEXT PAGE

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

        Presented below, as of September 30, 2001, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, First Federal does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.

Change in Interest Rate	Estimated	At September 30, 2001
(Basis Points)	NPV	$ Change	% Change
(Dollars in Thousands)

+300	$7,811	$(1,372)	(15)%
+200	8,457	(726)	(8)
+100	8,908	(275)	(3)
0	9,183	0	0
-100	9,407	224	2
-200	9,627	444	5
-300	n/m(1)	n/m(1)	n/m(1)
________________
(1) Not meaningful because some market rates would compute to a rate less than zero percent.

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

	For the Fiscal Year Ended September 30,
	2001			2000			1999
	Average Outstanding Balance	Interest Earned	Yield	Average Outstanding Balance	Interest Earned	Yield	Average Outstanding Balance	Interest Earned	Yield
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$67,259	$6,870	10.21%	$72,720	$7,568	10.41%	$72,826	$7,334	10.07%
Securities	6,315	367	5.81	599	34	5.68	842	45	5.34
Interest bearing deposits with Federal Home Loan Bank	2,180	107	4.91	2,043	126	6.17	3,838	134	3.49
Other interest-earning assets	501	24	4.79	598	35	5.85	610	30	4.92

Total interest-earning assets	76,255	7,368	9.66	75,960	7,763	10.22	78,116	7,543	9.66

Noninterest-earning assets	7,441			8,463			6,226

Total assets	$83,696			$84,423			$84,342

NEXT PAGE

	For the Fiscal Year Ended September 30,
	2001			2000			1999
	Average Outstanding Balance	Interest Earned	Yield	Average Outstanding Balance	Interest Earned	Yield	Average Outstanding Balance	Interest Earned	Yield
	(Dollars in Thousands)
Interest-bearing liabilities:
Deposits	$70,366	$3,384	4.81%	$70,167	$3,234	4.61%	$70,118	$3,125	4.46%
FHLB advances	342	17	4.97	545	32	5.87	176	8	4.55
Notes payable	3,629	423	11.66	3,629	424	11.68	3,629	425	11.71
Total interest-bearing liabilities	74,337	3,824	5.14	74,341	3,690	4.96	73,923	3,558	4.81

Other liabilities(2)	8,094			8,062			8,330
Total liabilities	82,431			82,403			82,253
Stockholders' equity	1,265			2,020			2,089

Total liabilities and stockholders' equity	$83,696			$84,423			$84,342

Net interest income; interest rate spread		$3,544	4.52		$4,073	5.26		$3,985	4.84%

Net interest margin(1)			4.65			5.36			5.10%

Average interest-earning assets to average interest-bearing liabilities	102.58%			102.18%			105.67%
__________________
(1) Net interest margin is net interest income divided by average interest-earning assets (primarily loans).
(2) Including noninterest-bearing deposits.

NEXT PAGE

        The following table sets forth the yields on loans, securities, and other interest-earning assets, the rates on deposits and borrowings and the resultant interest rate spreads at the dates and for the periods indicated.

	At September 30,
	2001	2000	1999
Weighted average yield on:
Loans receivable	10.97%	11.43%	10.95%
Securities	6.67	6.95	6.12
Other interest-earning assets	5.24	6.50	5.48
Combined weighted average yield on interest-earning assets	10.01	11.12	10.78
Weighted average rate paid on:
Deposits	4.30	5.00	4.48
Borrowings	---	6.63	--
Notes payable	11.50	11.50	11.50
Combined weighted average rate paid on interest-bearing liabilities	4.63	5.36	4.84
Spread	5.38%	5.76%	5.94%

	For the Fiscal Year Ended September 30,
	2001	2000	1999
Weighted average yield on:
Loans receivable	10.21%	10.41%	10.07%
Securities	5.81	5.68	5.34
Other interest-earning assets	4.89	6.10	3.69

Combined weighted average yield on interest-earning assets	9.66	10.22	9.66

Weighted average rate paid on:
Deposits	4.81	4.61	4.46
FHLB advances	4.97	5.87	4.55
Notes payable	11.66	11.68	11.71

Combined weighted average rate paid on interest-bearing liabilities	5.14	4.96	4.81

Spread	4.52	5.26	4.84

Net interest margin	4.65%	5.36%	5.10%

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

	For the Fiscal Year Ended September 30,
	2001 vs. 2000			2000 vs. 1999
	Increase (Decrease) Due To		Total Increase (Decrease)	Increase (Decrease) Due To		Total Increase (Decrease)

	Volume	Rate		Volume	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$ (568)	$(130)	$ (698)	$ (11)	$ 245	$ 234
Securities	313	20	333	(14)	3	(11)
Interest bearing deposits with FHLB	8	(27)	(19)	(81)	73	(8)
Other interest-earning assets	(6)	(5)	(11)	(1)	6	5

Total interest-earning assets	(253)	(142)	(395)	(107)	327	220

Interest-bearing liabilities:
Deposits	9	141	150	2	107	109
FHLB advances	(12)	(3)	(15)	21	3	24
Notes payable	---	(1)	(1)	---	(1)	(1)

Total interest-bearing liabilities	(3)	137	134	23	109	132

Net interest income	$(250)	$(279)		$(130)	$ 218

Net increase (decrease) in net interest income			$(529)			$ 88

Results of Operations

        The Company's results of operations are dependent on its net interest income which is the difference between interest income on interest-earning assets (primarily loans) and interest expense on interest-bearing liabilities (primarily deposits) and noninterest income. Interest income is a function of the average balances of interest-earning assets (primarily loans) outstanding during the period and the average yields earned on such assets. Interest expense is a function of the average amount of interest-bearing liabilities outstanding (primarily deposits) during the period and the average rates paid on such liabilities. The Company's noninterest income includes income from service charges and fees on checking accounts, loan servicing and other fees and charges, and gains on sales of loans. The Company's net income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy and equipment expenses, and federal deposit insurance premiums.

NEXT PAGE

Comparison of Fiscal Year Ended September 30, 2001 to September 30, 2000

        The Company reported a consolidated net loss of $533,000 for the year ended September 30, 2001, as compared to a net loss of $738,000 for the year ended September 30, 2000. The net loss was primarily due to a decline in interest income, an increase in provisions for losses on loans, losses on repossessed assets and insurance claims, and a reduction in the tax benefit.

        Net interest income decreased by $529,000 to $3.5 million for the year ended September 30, 2001 from $4.1 million for the year ended September 30, 2000. This decrease primarily resulted from decreases in the average yield and volume of the loan portfolio and increases in the average rate on deposits. The yield on the loan portfolio is expected to decline in future periods due to declines in market interest rates (which reduced the yield of adjustable rate loans in the portfolio upon repricing and the yield received at the time of origination) and due to the payoff of higher yielding Second Chance Auto Loans. Because of the termination of the Second Chance Auto Loans, proceeds received upon repayment of these loans will be deployed in lower yielding assets which is expected to result in the Company achieving lower average yields and interest income in future operating periods. The average yield on First Federal's loans decreased 20 basis points as a result of the decline in the Second Chance Auto Loan portfolio. The overall impact of this decline was to reduce the yield on interest earning assets by 56 basis points. These decreases were also impacted by an increase in the cost of funds resulting from an increase in the average rate paid on deposits of 20 basis points. As a result, the Company's net interest margin decreased to 4.65% for the year ended September 30, 2001 from 5.36% for the year ended September 30, 2000. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.58% at September 30, 2001 from 102.18% at September 30, 2000. The average net interest spread for fiscal year ended September 30, 2001, decreased to 4.52% from 5.26% for the same periods.

        The provision for loan losses is based on management's periodic review of the Company's loan portfolio which considers, among other factors, past actual loan loss experience, the general prevailing economic conditions, changes in composition and risks inherent in the loan portfolio, independent third party loan reviews and specific borrower considerations such as the ability to repay the loan and the estimated value of the underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for estimated loan losses.

        The Company recorded a $324,000 provision for loan losses for the year ended September 30, 2001, as compared to a $254,000 provision for loan losses for the year ended September 30, 2000. Management increased the loan loss provision during fiscal 2001 largely as a result of continuing losses experienced on Second Chance Auto loans. The allowance for loan losses was calculated, taking into account the most recent loss experience associated with Second Chance Auto Loans.

        Total non-performing assets remained relatively stable at $1.9 million or 2.22% of total assets at September 30, 2001.

NEXT PAGE

        Non-interest income increased $29,000 to $1.1 million for the year ended September 30, 2001 from $1.1 million for the year ended September 30, 2000. This increase was primarily a result of the increase in service charges, the gain on the sale of mortgage loans, and the gain on the sale of securities available-for-sale during the year ended September 30, 2001, as compared to the prior year. This was offset by the fact that there were no gains on the sale of servicing rights during fiscal 2001. The Company is substantially dependent on its non-interest income in order to achieve net income. Gains on the sales of loans and servicing rights are dependent on various factors that are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans and servicing rights reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities that would affect the level of net income or loss reported by the Company.

        Non-interest expense decreased $849,000 from $5.8 million for the year ended September 30, 2000 to $4.9 million for the year ended September 30, 2001. This decrease was primarily the result of approximately $366,000 of supplemental retirement expenses primarily related to the termination of employment of the Company's former President and Chief Executive Officer being recorded in fiscal 2000 and a $365,000 reduction in compensation and employee benefits because of a reduction in personnel. Due to the discontinuation of the Second Chance Auto Lending Program, and the current run-off of the portfolio, the Company anticipates a further decline in compensation and benefits in future periods. These reductions were partially offset by an increase in expenses related to repossessed assets, consisting of repossessed automobiles and data processing costs. Data processing is currently on a month-to-month contract which is more costly than a long-term contract.

        Income tax benefits decreased $174,000 from $258,000 for the year ended September 30, 2000 to an income tax benefit of $84,000 for the year ended September 30, 2001. This was due to a valuation allowance related to repossessed automobiles being recorded for the deferred tax assets of the Company as there is no assurance that the Company will be able to use these deductions in the future.

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

        Net interest income increased by $88,000 to $4.1 million for the year ended September 30, 2000 from $4.0 million for the year ended September 30, 1999. This increase primarily resulted from increases in the average yield of the loan portfolio, offset in part by increases in the average rate and volume of deposits and borrowings. The yield on the loan portfolio is expected to decline in future periods due to declines in market interest rates (which reduced the yield of adjustable rate loans

NEXT PAGE

in the portfolio upon repricing and the yield received at the time of origination) and due to the payoff of higher yielding Second Chance Auto Loans. Because of the termination of the Second Chance Auto Loans, proceeds received upon repayment of these loans will be deployed in lower yielding assets which is expected to result in the Company achieving lower average yields and interest income in future operating periods. The average yield on First Federal's loans increased 34 basis points as a result of an increase in the volume of consumer automobile loans and commercial loans, which yield a higher rate than traditional residential mortgage loans. These increases were partially offset by an increase in the cost of funds resulting from an increase in the average rate paid on deposits of 15 basis points and an increase in borrowings. As a result, the Company's interest margin increased to 5.36% for the year ended September 30, 2000 from 5.10% for the year ended September 30, 1999. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 102.18% at September 30, 2000 from 105.67% at September 30, 1999. The average net interest spread for the fiscal year ended September 30, 2000, increased to 5.26% from 4.84% for the same periods.

        The Company recorded a $254,000 provision for loan losses for the year ended September 30, 2000 as compared to a $104,000 provision for loan losses for the year ended September 30, 1999. Management increased the loan loss provision during fiscal 2000 largely as a result of an increased loss experience on the Second Chance Auto Loans during the year. As a result of these loan losses, in June 2000, the Company has terminated its Second Chance Auto Lending Program. Prior to fiscal year 2000, the Company did not provide an allowance for anticipated loan losses on Second Chance Auto Loans. Management fully expected to collect any potential losses from the credit default insurance coverage, based on their interpretation of the policy coverage and based upon the expected recovery value of the vehicles. During the year ended September 30, 2000, both the insurance reimbursement realized on the repossessed vehicles and the actual recovery value of the vehicles were lower than expected, resulting in actual losses that were greater than anticipated. The allowance for loan losses is now calculated, taking into account the recent loss experience associated with the Second Chance Auto Loans.

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

        Noninterest income decreased $721,000 to $1.1 million for the year ended September 30, 2000 from $1.8 million for the year ended September 30, 1999. This was primarily a result of the absence of any sales of consumer loans during the year ended September 30, 2000 as compared to gain on sale of consumer loans of $478,000 during the prior fiscal year. In addition, other noninterest income decreased $167,000 because in fiscal 1999 the Company had insurance reimbursements for casualty losses and insurance rebates taken on credit-default insurance reserves. During fiscal 2000, because of the number of Second Chance loan insurance claims, the Company did not receive any rebates. Also, there was a decrease in gains on sale of servicing rights as a result of a decline in loan sales during fiscal 2000. The Company is substantially dependent on its noninterest income in order to achieve net income. Gains on the sales of loans and servicing rights are

NEXT PAGE

dependent on various factors that are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans and servicing rights reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities that would affect the level of net income or loss reported by the Company.

        Noninterest expense increased $557,000 from $5.2 million for the year ended September 30, 1999 to $5.8 million for the year ended September 30, 2000. This increase was primarily the result of approximately $325,000 of supplemental retirement expenses related to the termination of employment of the Company's former President and Chief Executive Officer and $240,000 of expenses related to valuation adjustments and losses for non-interest bearing assets (primarily repossessed vehicles). Due to the discontinuation of the Second Chance Auto Lending Program, the Company anticipates a decline in compensation and benefits in future periods because of a reduction in personnel.

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

Financial Condition

        The Company's total assets decreased by $1.4 million or 1.6% to $83.6 million at September 30, 2001 from $84.9 million at September 30, 2000.

        Securities available-for-sale increased to $9.5 million at September 30, 2001 from $5,000 at September 30, 2000, while securities held-to-maturity decreased from $522,000 at September 30, 2000 to $421,000 at September 30, 2001. The increase in securities was primarily because of the termination of the Second Chance Auto Lending Program. As these loans are repaid the proceeds are being invested in securities available-for-sale.

        Net loans receivable (excluding loans held-for-sale) decreased from $67.6 million at September 30, 2000 to $61.9 million at September 30, 2001. The decrease resulted from the discontinuation of the Second Chance Auto Lending Program. Loans held-for-sale decreased as a result of repayments and repossessions.

        Repossessed assets and insurance claims increased to $1.0 million at September 30, 2001 from $889,000 at September 30, 2000. This increase was a result primarily of increased repossession of Second Chance Auto Loans.

NEXT PAGE

        Real estate owned increased from $377,000 at September 30, 2000 to $677,000 at September 30, 2001. This increase was primarily a result of foreclosure of one commercial real estate loan.

        Deposits increased by $2.5 million to $76.2 million at September 30, 2001 from $73.7 million at September 30, 2000. The increase was due to an increase in rates, which allowed the Company to increase deposits and repay $3.0 million of outstanding Federal Home Loan Bank advances.

        Stockholders equity declined to $854,000 at September 30, 2001 from $1.4 million at September 30, 2000. This decrease of $523,000 was the result of the net loss of $533,000 for the year ended September 30, 2001, offset by accumulated other comprehensive income for $10,000.

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

        Federal regulations require insured institutions to maintain sufficient levels of liquid assets to ensure their safe and sound operation. Management believes that we have and will continue to have adequate liquidity for the foreseeable future. At September 30, 2001, First Federal's regulatory liquidity ratio was 5.81%. First Federal uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. First Federal's core and risk-based capital ratios were 6.01% and 9.08%, which exceeded the minimum required capital ratios of 4% and 8%, respectively.

        At September 30, 2001, the Bank had commitments to originate loans, including loans in process, totaling $6.1 million. The Bank also had $1.2 million of outstanding unused lines of credit and $103,000 of letters of credit. The Bank considers its liquidity and capital resources to be

NEXT PAGE

adequate to meet its foreseeable short and long-term needs. The Bank expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. At September 30, 2001, the Bank had no advances outstanding from the FHLB.

        The Bank's liquidity, represented by cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized below for the periods indicated.

	Year Ended September 30,
	2001	2000
	(In Thousands)
Operating Activities:
Net income (loss)	$ (533)	$(738)
Adjustment to reconcile net income or loss to net cash provided by operating activities	1,977	(49)
Net cash used in operating activities	1,444	(787)
Net cash provided by (used in) investing activities	(4,199)	123
Net cash provided by (used in) financing activities	(574)	3,407
Net increase (decrease) in cash and cash equivalents	(3,329)	2,743
Cash and cash equivalents at beginning of period	7,448	4,705
Cash and cash equivalents at end of period	$4,119	$7,448

        The primary investing activity of the Bank is lending. Loans originated net of repayments and sales provided $4.6 million and $3,000 in cash for the years ended September 30, 2001 and September 30, 2000, respectively. In addition, in 2001 the Company purchased $14.1 million of securities and sold $4.6 million of securities. Deposits increased $2.5 million during the year ended September 30, 2001 as compared to a $446,000 decrease during the year ended September 30, 2000. FHLB advances decreased by $3.0 million as compared to an increase of $3.0 million in 2000.

        The Holding Company's 11½% debentures due March 31, 2003 require quarterly interest payments of approximately $105,000. The Holding Company is dependent on dividends from the Bank in order to pay the interest on the debentures, next due in April 2001. The Bank must obtain prior approval of the OTS before declaring any dividends. Failure to timely pay the interest may result in a default under the indenture governing the debentures resulting in acceleration of the maturity of the outstanding $3.6 million principal balance and a demand for payment from debenture holders that the Holding Company could not currently meet. The OTS has approved the payment of dividends to the Holding Company which should permit the Holding Company to make interest payments and cover foreseeable operating expenses through September 30, 2002.

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

NEXT PAGE

Item 7. Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000, and 1999

NEXT PAGE

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
The Bryan-College Station Financial Holding Company

We have audited the accompanying consolidated statements of financial condition of The Bryan-College Station Financial Holding Company as of September 30, 2001 and 2000 and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bryan-College Station Financial Holding Company as of September 30, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 1, 1999, The Bryan-College Station Financial Holding Company changed its method of accounting for organization costs to comply with new accounting guidance.

/s/ Crowe, Chizek and Company LLP

Crowe, Chizek and Company LLP

Oak Brook, Illinois
November 16, 2001, except for Note 16
   as to which the date is January 3, 2002

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2001 and 2000
(In thousands, except share and per share data)

	2001	2000
ASSETS
Cash and due from banks	$3,017	$2,781
Interest-bearing deposits in other financial institutions	1,102	4,667
Total cash and cash equivalents	4,119	7,448

Securities available-for-sale	9,536	5
Securities held-to-maturity, at cost (fair value: 2001 - $415; 2000 - $502)	421	522
Loans held for sale	2,355	3,872
Loans receivable, net (net of allowance for loan losses: 2001 - $417; 2000 - $415)	61,857	67,561
Federal Home Loan Bank stock	458	436
Servicing rights	110	279
Real estate owned (net of allowance for losses: 2001 - $15; 2000 - $22)	677	377
Repossessed assets and insurance claims (net of allowance for losses: 2001 - $100; 2000 - $96)	1,023	889
Premises and equipment	2,004	2,180
Accrued interest receivable	544	647
Other assets	467	710
	$83,571	$84,926
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$76,182	$73,686
Advance payments by borrowers for insurance and taxes	709	779
Advances from Federal Home Loan Bank	-	3,000
Debentures	3,629	3,629
Accrued supplemental retirement plan benefits	542	594
Accrued interest payable and other liabilities	782	988
	81,844	82,676
Minority interest	873	873

Stockholders' equity
Common stock - par value $.01 per share; authorized 1,500,000 shares, issued 471,411 shares at September 30, 2001 and 471,411 shares at September 30, 2000	5	5
Additional paid-in capital	2,117	2,117
Retained deficit	(1,278)	(745)
Accumulated other comprehensive income	10	-
	854	1,377
	$83,571	$84,926

See accompanying notes to consolidated financial statements.

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years ended September 30, 2001, 2000 and 1999
(In thousands, except per share data)

	2001	2000	1999
Interest income
Loans	$6,870	$7,568	$7,334
Mortgage-backed securities	124	34	45
Mutual fund and other	374	161	164
Total interest income	7,368	7,763	7,543

Interest expense
Deposits	3,384	3,234	3,125
Debentures	423	424	425
FHLB advances	17	32	8
Total interest expense	3,824	3,690	3,558

Net interest income	3,544	4,073	3,985

Provision for loan losses	324	254	104

Net interest income after provision for loan losses	3,220	3,819	3,881

Noninterest income
Service charges	756	713	744
Gain on sale of mortgage loans	271	198	167
Gain on sale of consumer loans	-	-	478
Gain on sale of mortgage servicing rights	-	45	142
Gain on sale of securities	19	-	-
Servicing fee income, net of amortization	48	85	66
Operation of foreclosed real estate	(11)	(15)	(17)
Other	8	36	203
Total noninterest income	1,091	1,062	1,783

Noninterest expense
Compensation and benefits	2,070	2,435	2,406
Supplemental retirement plan	48	414	89
Occupancy and equipment expense	610	597	547
Federal insurance premiums	76	44	65
Net (gain) loss on real estate owned, including provision	(18)	18	26
Net loss on repossessed assets and insurance claims, including provision	469	405	165
Loan expense	(6)	16	44
Office supplies	74	141	142
Professional fees	305	322	313
Advertising	24	62	77
Data processing	373	298	260
Telephone	95	118	121
Postage	134	125	106
Other	674	782	859
Total noninterest expense	4,928	5,777	5,220

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years ended September 30, 2001, 2000 and 1999
(In thousands, except per share data)

	2001	2000	1999
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$(617)	$(896)	$444

Income tax (benefit) expense	(84)	(258)	199

Income (loss) before cumulative effect of a change in accounting principle	(533)	(638)	245

Cumulative effect of a change in accounting principle	-	(100)	-

Net income (loss)	$(533)	$(738)	$245

Earnings (loss) per share - basic and diluted:

Earnings (loss) before cumulative effect of a change in accounting principle	$(1.13)	$(1.35)	$.52

Cumulative effect of a change in accounting principle	-	(.21)	-

Earnings (loss) per share, basic and diluted	$(1.13)	$(1.56)	$.52

See accompanying notes to consolidated financial statements.

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended September 30, 2001, 2000 and 1999
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total

Balance at October 1, 1998	$4	$1,849	$17	$-	$1,870

Issuance of 10% stock dividend	-	211	(211)	-	-

Net income	-	-	245	-	245

Balance at September 30, 1999	4	2,060	51	-	2,115

Issuance of 10% stock dividend	1	57	(58)	-	-

Net loss	-	-	(738)	-	(738)

Balance at September 30, 2000	5	2,117	(745)	-	1,377

Comprehensive loss

Net loss	-	-	(533)	-	(533)

Change in unrealized gains on securities available-for-sale, net of reclassifications and tax effects	-	-	-	10	10

Total comprehensive loss					$(523)
Balance at September 30, 2001	$5	$2,117	$(1,278)	$10	$854

See accompanying notes to consolidated financial statements.

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended September 30, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Cash flows from operating activities
Net income (loss)	$(533)	$(738)	$245
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	281	293	324
Amortization of premiums and discounts on mortgage-backed securities, net	8	3	5
Amortization of debt issue costs	100	100	100
Cumulative effect of a change in accounting principle	-	100	-
Net change in loans held for sale	1,517	(1,210)	(1,491)
Origination of loan servicing rights	-	-	(642)
Amortization of loan servicing rights	169	266	97
Change in net deferred loan origination fees	(2)	27	52
Change in deferred income taxes	(34)	(330)	(23)
Net (gains) losses on sales of
Foreclosed real estate	(18)	18	1
Repossessed assets	(39)	355	165
Mortgage loans	(271)	(198)	(167)
Mortgage servicing rights	-	(45)	(142)
Consumer loans	-	-	(478)
Securities available-for-sale	(19)	-	-
Provision for loan losses and foreclosed real estate	324	276	129
Federal Home Loan Bank stock and mutual fund dividends	(263)	(32)	(22)
Change in
Repossessed assets	(95)	67	(353)
Accrued interest receivable	103	(34)	(5)
Other assets	143	(11)	(286)
Accrued interest payable and other liabilities	73	306	172
Net cash from operating activities	1,444	(787)	(2,319)

Cash flows from investing activities
Net change in loans receivable	4,574	3	3,291
Purchase of securities available-for-sale	(14,134)	-	-
Principal payments on mortgage-backed securities	433	167	257
roceeds from sales of securities available-for-sale	4,538	-	-
Proceeds from sale of mortgage servicing rights	-	45	142
Capital expenditures on premises and equipment, net	(105)	(374)	(787)
Capital expenditures on foreclosed real estate	(13)	(47)	(77)
Proceeds from sale of foreclosed real estate	508	329	30
Net cash from investing activities	(4,199)	123	2,856

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended September 30, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Cash flows from financing activities
Net change in deposits	$2,496	$446	$(314)
Net change in advance payments by borrowers for insurance and taxes	(70)	(39)	(45)
Net change in Federal Home Loan Bank Advances	(3,000)	3,000	(800)
Net cash from financing activities	(574)	3,407	(1,159)

Change in cash and cash equivalents	(3,329)	2,743	(622)

Cash and cash equivalents at beginning of year	7,448	4,705	5,327

Cash and cash equivalents at end of year	$4,119	$7,448	$4,705

Supplemental disclosures of cash flow information
Cash paid (received) during the year for
Interest	$3,836	$3,625	$3,550
Income taxes	(163)	147	254

Supplemental disclosure of noncash investing activities
Net transfer between loans and foreclosed real estate	806	129	245

See accompanying notes to consolidated financial statements.

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements for the year ended September 30, 2001 include the accounts of The Bryan-College Station Financial Holding Company ("the Company") and its wholly owned subsidiaries, First Federal Savings Bank ("the Bank") and Best of Texas, Inc. ("the Dealership"). On April 1, 1998, the Company was capitalized through the issuance of 200,000 shares of common stock at $10 per share. The Bank concurrently became a wholly owned subsidiary of the Company in a stock-for-stock exchange with bank stockholders. Stock of dissenting stockholders and fractional shares were purchased by the Company for $24.07 per share. Since the transaction was an internal reorganization, the historical cost basis of accounting is continued for the Bank. On August 30, 1999, the Dealership was capitalized through the issuance of 500 shares of common stock to the holding company at $.01 per share.

The consolidated financial statements include the accounts and results of operations of the Company, the Bank, the Dealership, and the Bank's wholly owned subsidiary, First Service Corporation of Bryan.

Nature of Operations: The only business of the Company is the ownership of the Bank and the Dealership. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank ("FHLB") system which maintains insurance on deposit accounts with the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. The Bank makes residential, commercial real estate, and consumer loans primarily in Brazos County, Texas. Substantially all loans are secured by specific items of collateral, including real estate, residences, and consumer assets. The Dealership had limited activity during the fiscal years ended September 30, 2001 and 2000.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, value of repossessed assets and insurance claims, fair value of financial instruments, and status of contingencies are particularly subject to change.

Securities: Securities are classified as held-to-maturity when management has the intent and the Company has the ability to hold those securities to maturity. All other securities are classified as available-for-sale since the Company may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. These securities are carried at fair value with unrealized gains and losses, net of income taxes reported in accumulated other comprehensive income. Premiums and discounts are recognized

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in interest income using methods that approximate the level-yield method. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and deferred loan origination fees and discounts.

Allowance for Loan Losses: Because some loans may not be repaid in full, the Company has established an allowance for loan losses. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover probable incurred losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates that are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

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
September 30, 2001, 2000 and 1999
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
September 30, 2001, 2000 and 1999
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

Comprehensive Income (Loss): Comprehensive loss includes both net loss and other comprehensive income (loss) elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Amounts reported as earnings per common share for each of the three years ended September 30, 2001 reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year. Weighted average common shares were 471,411, 471,411, and 471,411 for the years ended September 30, 2001, 2000, and 1999 adjusted for 10% stock dividends in 2000 and 1999. The warrants attached to the 3,629 units issued by the Company on April 1, 1998 have an exercise price of $12.50 per share and the stock options granted on May 25, 1999 have an exercise price of $8.00 per share. The warrants and stock options are not included in diluted earnings per share since the exercise price exceeds the market price of the stock.

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

Reclassifications: Certain items in the financial statements as of and for the years ended September 30, 2000 and 1999 have been reclassified, with no effect on net income, to conform to the current year presentation.

New Accounting Pronouncements: In 2001, new accounting guidance was issued that requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting after this time. The new guidance revises the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. Since the Company does not have any intangibles for which the standard applies, the standard will not currently have an impact on the financial statements.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 2 - SECURITIES

The amortized cost and fair values of securities at September 30 are as follows:

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale
GNMA certificates	$1,273	$ -	$ (8)	$1,265
Mutual fund	8,243	23	-	8,266
Equity stock	5	-	-	5

	$9,521	$ 23	$ (8)	$9,536
Held-to-maturity
FHLMC certificates	$ 296	$ -	$ (6)	$ 290
FNMA certificates	125	1	(1)	125

	$ 421	$ 1	$ (7)	$ 415

2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale
Equity stock	$ 5	$ -	$ -	$ 5

Held-to-maturity
FHLMC certificates	$ 373	$ -	$ (17)	$ 356
FNMA certificates	149	-	(3)	146

	$ 522	$ -	$ (20)	$ 502

Mortgage-backed securities have varying maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sale of securities available-for-sale in 2001, 2000, and 1999 and gross realized gains and losses are as follows:

	2001	2000	1999

Proceeds from sales	$4,538	$ -	$ -
Gross realized gains	19	-	-
Gross realized losses	-	-	-

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 3 - LOANS

Loans receivable at September 30 are summarized as follows:

	2001	2000
First mortgage loans
Principal balances
Secured by one-to-four-family residences	$31,806	$33,319
Secured by other properties	6,094	5,096
Construction	9,284	6,926
	47,184	45,341
Less
Undisbursed portion of construction loans	(2,950)	(2,486)
Net deferred loan origination fees	(113)	(149)
Deferred gain	-	(27)
Total first mortgage loans	44,121	42,679

Consumer and other loans
Principal balances
Automobile	11,947	17,167
Home equity and second mortgage	-	8
Loans secured by deposit accounts	601	872
Commercial	4,898	5,728
Other consumer	583	1,267
	18,029	25,042
Net deferred loan origination costs	4	40
Net premiums on indirect loans	120	215
Total consumer and other loans	18,153	25,297
Less allowance for loan losses	(417)	(415)
	$61,857	$67,561

A summary of the activity in the allowance for loan losses follows:

	2001	2000	1999

Balance at beginning of year	$415	$326	$307
Provision charged to operations	324	254	104
Charge-offs	(367)	(183)	(92)
Recoveries	45	18	7

Balance at end of year	$417	$415	$326

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 3 - LOANS (Continued)

There were no impaired loans during the three years ended September 30, 2001. Nonaccrual loans totaled approximately $98,000, $0, and $32,000 at September 30, 2001, 2000, and 1999, respectively. The approximate amounts of interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended September 30 are not material.

The largest portion of the Company's loans are originated for the purpose of enabling borrowers to purchase residential real estate property secured by first liens on such property. At September 30, 2001, approximately 51% of the Company's loans were secured by owner-occupied, one-to-four-family residential property. The Company requires collateral on all loans and generally maintains loan-to-value ratios of 80% or less. The Company also has originated a significant amount of automobile loans, which totaled approximately 19% of the Company's loans at September 30, 2001. Approximately 66% of the automobile loans are those originated under the Company's Second Chance Loan program which was discontinued in June 2000. These loans were made to individuals with a less than perfect credit history, which results in a higher interest rate to the Company. These loans are insured for credit default as a means of reducing the risk of loss to the Company.

The Company has granted loans to certain officers and directors of the Bank and Company. Related-party loans are made on substantially the same terms as comparable transactions with unrelated persons.

Activity in the loan accounts of executive officers, directors, and principal stockholders is as follows:

	2001	2000

Balance at beginning of year	$1,016	$728
Loans disbursed	190	411
Principal repayments	(202)	(123)

Balance at end of year	$1,004	$1,016

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 4 - RESERVE FOR LOSSES ON REPOSSESSED ASSETS AND INSURANCE CLAIMS

The Company's "Second Chance" loan program to originate loans to individuals with less than prime credit was discontinued during June 2000. These loans are insured by credit-default insurance. Repossessed assets are carried at the lower of cost or fair value adjusted for expected credit-default insurance proceeds and hazard insurance proceeds. The credit-default insurance claims are carried at the filed claim amount. The activity in the reserve for repossessed assets and insurance claims is as follows for the years ended September 30:

	2001	2000	1999

Beginning balance	$ 96	$ 21	$ 60
Provision	225	147	140
Charge-offs	(221)	(72)	(179)

Ending balance	$100	$ 96	$ 21

NOTE 5 - SECONDARY MARKET OPERATIONS

The following summarizes the Company's secondary market activities:

	2001	2000	1999

Mortgage
Proceeds from sale of mortgage loans	$14,762	$12,361	$16,980

Gain on sale of mortgage loans	$ 271	$ 198	$ 167

Gain on sale of mortgage servicing rights	-	45	142

	$ 271	$ 243	$ 309

Loans serviced for others	$ 2,099	$ 1,741	$ 1,819

Consumer
Proceeds from sale of consumer loans	$ -	$ -	$ 5,693

Gain on sale of consumer loans	$ -	$ -	$ 478

Loans serviced for others	$ 1,426	$ 3,067	$ 4,959

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 5 - SECONDARY MARKET OPERATIONS (Continued)

Following is an analysis of the change in servicing rights for the years ended September 30, 2001 and 2000:

	2001	2000

Beginning balance	$279	$545
Amortization	(169)	(266)

Ending balance	$110	$279
NOTE 6 - PREMISES AND EQUIPMENT

A summary of premises and equipment at September 30 is as follows:

	2001	2000

Land	$ 425	$ 423
Buildings and improvements	1,972	1,825
Furniture and equipment	1,863	1,932
Construction in process	-	15
Total cost	4,260	4,195
Accumulated depreciation	(2,256)	(2,015)
	$2,004	$2,180

NOTE 7 - DEPOSITS

Certificate of deposit accounts with a minimum denomination of $100,000 or more totaled $10,659,000 and $9,307,000 at September 30, 2001 and 2000, respectively.

At September 30, 2001, scheduled maturities of certificates of deposit are as follows:

Year Ending

2002	$38,835
2003	7,042
2004	1,031
2005	2,506
2006 and thereafter	530

$49,944

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK AND DEBENTURES

There were no outstanding advances as of September 30, 2001. At September 30, 2000, secured advances from the Federal Home Loan Bank were as follows:

Interest Rate	Maturity Date	Balance

6.63%	October 6, 2000	$3,000

The maximum amount of credit available, secured by a blanket lien on first mortgages, is the lesser of 75% of qualifying collateral or 35% of total assets of the Bank. At September 30, 2001, the Bank had the ability, if needed, to borrow up to approximately $23,300,000 from the Federal Home Loan Bank of Dallas.

The Bank maintains a collateral pledge agreement covering secured advances whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans on residential property (not more than 90 days delinquent), aggregating no less than 133% of the outstanding secured advances from the Federal Home Loan Bank of Dallas.

Debentures consist of 3,629 units, each unit consisting of a $1,000 debenture and nine detachable warrants exercisable at an exercise price of $12.50 per share. At September 30, 2001 and 2000, debentures total $3,629,000, bear an interest rate of 11.5%, and mature on March 31, 2003. The Company's debentures require quarterly interest payments of approximately $105,000. See Note 16 for additional discussion.

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

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 9 - BENEFIT PLANS (Continued)

A summary of the status of the Company's stock option plan and changes during the year are presented below:

	2001 Shares	2000 Shares	1999 Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	27,250	27,250	-	$ -
Granted	-	-	27,250	8.00
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of year	27,250	27,250	27,250	$ 8.00

Options exercisable at end of year	27,250	27,250	27,250
Weighted-average fair value of options granted during year	$ -	$ -	$ .97
Average remaining option term	9.9 years	10.9 years	11.9 years

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period, which resulted in full amortization during the fiscal year ended September 30, 1999 as a result of the options immediate vesting per the plan.

Net income as reported	$245
Pro forma net income	225
Earnings per share as reported
Basic and diluted	.52
Pro forma earnings per share
Basic and diluted	.48

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 9 - BENEFIT PLANS (Continued)

The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The expected stock volatility has been considered not applicable because, since the formation of the Company, there has been limited stock transactions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The fair value of options granted is estimated using the following information:

	Incentive Stock Options	Nonqualified Stock Options
Date of grant	May 25, 1999	May 25, 1999
Options granted	15,250	12,000
Estimated fair value stock of options granted:	$.48	$1.60
Assumptions used:
Risk-free interest rate	5.61%	5.61%
Expected option life	10 years	15 years
Expected stock price volatility	N/A	N/A
Expected dividend yield	N/A	N/A

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

An employee 401(k) profit sharing plan was approved by the Board of Directors effective January 1, 1999. The plan covers employees having completed three months of service and who are at least 21 years of age. Discretionary and matching contributions to the profit sharing plan are determined and approved annually by the Company's Board of Directors. There was a contribution of $9,000 for the year ended September 30, 2001. There was no contribution for the years ended September 30, 2000 and 1999.

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

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 9 - BENEFIT PLANS (Continued)

During the year ended September 30, 2000, the President and Chief Executive Officer of the Bank resigned. In connection with his resignation, the Company reached a settlement of the above agreement which required a one-time payment of $95,000 and lifetime monthly payments of $5,900. The liability for the one-time payment was recorded as of September 30, 2000. In addition, since all monthly amounts due under this plan are fully vested, an additional liability of approximately $414,000 was recorded as of September 30, 2000. The liability for the monthly payments was recorded based on actuarial assumptions.

NOTE 10 - REGULATORY AND CAPITAL MATTERS

Supervisory Agreement

In September of 2000, the Board of Directors received a Supervisory Agreement ("Agreement") from the OTS. The Agreement requires the Bank to (1) take all necessary and appropriate actions to comply with various OTS regulations; (2) make provisions, within 30 days prior to the termination of the interim president and chief executive officer's employment contract, to retain or employ an OTS approved president and chief executive officer; (3) not make any severance payments to its former president except after receipt of a written notice of non-objection from the Regional Director of the OTS. In addition, the Board of Directors shall establish a workable committee structure that provides for all committees to meet on a regular basis; (4) develop a one-year business plan, which will be monitored by the Board of Directors and includes: (a) a target date no later than March 31, 2001 for reaching well capitalized status, (b) a contingent capital plan, (c) strategies for reducing noninterest expense, (d) development of profitable lines of business, and (e) strategies for improving branch profitability; (5) discontinue the subprime lending program as well as dispose of repossessed assets in accordance with policy, recognize losses in a timely manner, and review the allowance for loan losses for adequacy at least quarterly; (6) comply with affiliates transaction rules; and (7) comply with various provisions as related to changes in Directors or Executive Officers, Terms of Employment, and Golden Parachute payments.

The various plans, policies, and procedures developed by the Bank were approved by the OTS except that, although the Bank submitted the required strategic plan and earnings projections on a timely basis, the Bank, due to the settlement of the supplemental employee retirement plan, did not anticipate being able to achieve a well capitalized status by March 31, 2001. As a part of the original strategic plan, the Company developed various contingency plans in case earnings and capital did not improve by March 31, 2001. These contingency plans could include the (1) sale of real estate and/or the sale of Second Chance auto loans, which would result in after-tax gains, (2) capital raising initiatives, and (3) a strategic alliance. See Note 16 for additional discussion.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 10 - REGULATORY AND CAPITAL MATTERS (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to average assets as defined. As of September 30, 2001, the most recent notification from the OTS categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. At September 30, 2001 and 2000, the Bank did not meet the minimum requirement to be well capitalized but was considered adequately capitalized under prompt corrective action regulations.

At year end, actual capital levels of the Bank and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2001
Total capital (to risk-weighted assets)	$5,371	9.08%	$4,732	8.00%	$5,915	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,009	8.47	2,366	4.00	3,549	6.00
Tier 1 (core) capital (to adjusted total assets)	5,009	6.01	3,331	4.00	4,164	5.00

2000
Total capital (to risk-weighted assets)	$5,973	8.99%	$5,316	8.00%	$6,645	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,589	8.41	2,658	4.00	3,987	6.00
Tier 1 (core) capital (to adjusted total assets)	5,589	6.59	3,392	4.00	4,241	5.00

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 10 - REGULATORY AND CAPITAL MATTERS (Continued)

Accordingly, management considers the capital requirements to have been met. OTS regulations also include restrictions on loans to one borrower; certain types of investments and loans; loans to officers, directors, and principal stockholders; brokered deposits; and transactions with affiliates.

Federal regulations require the Bank to comply with a Qualified Thrift Lender (QTL) test, which requires that 65% of assets be maintained in housing-related finance and other specified assets. The QTL ratio at September 30, 2001 was 80.24%. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met.

The Bank may make a capital distribution without the approval of the OTS provided it notifies the OTS 30 days before it declares the capital distribution and meets the following requirements: (i) has a regulatory rating in one of the two top examination categories, (ii) is not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the institution's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). Because the Bank does not meet the above stated requirements, it must obtain the prior approval of the OTS before declaring any proposed dividends.

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
September 30, 2001, 2000 and 1999
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

At September 30, these financial instruments are summarized as follows:

	Contract Amount
	2001	2000
Financial instruments whose contract amounts represent credit risk:
Commitments to make loans	$3,182	$3,770
Loans-in-process	2,950	2,486
Lines of credit	1,214	730
Letters of credit	103	150

The Company had $2.3 million of fixed rate commitments to originate loans, ranging from 7.0% to 10.50% at September 30, 2001. The commitments have terms of 75 days. Since many commitments to make loans expire without being used, the amount above does not necessarily represent future cash commitments. Collateral may be obtained upon exercise of a commitment. The amount of collateral is determined by management and may include commercial and residential real estate and other business and consumer assets.

Financial instruments that potentially subject the Company to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions and loans. At September 30, 2001 and 2000, the Company had deposit accounts with balances totaling approximately $1.1 and $4.6 million at the Federal Home Loan Bank of Dallas. Concentrations of loans are described in Note 3.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 11 - COMMITMENTS, CONTINGENT LIABILITIES, AND CONCENTRATIONS (Continued)

The Company is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Bank believes that none of these lawsuits would, if adversely determined, have a material adverse effect on its financial condition, results of operations, or capital.

The Company entered into a noncancelable operating lease for office space for the mortgage operations effective January 1, 1999 with a term of three years and one option to renew for an additional three years. The Bank has closed this location and subleased the property for the remaining term. The Company also entered into an operating lease for premises to be used for the purpose of automobile sales related to the Dealership. The lease became effective August 1, 1999 with a term to expire on May 14, 2001. The lease was terminated in February of 2001. In addition, the Company paid $10,000 for an option to purchase the property for a minimum price of $110,000 adjusted by any increase in the Consumer Price Index. The Company did not exercise this option. Rental expense was approximately $26,000 and $43,000 for the years ended September 30, 2001 and 2000, respectively.

NOTE 12 - INCOME TAX EXPENSE (BENEFIT)

The provision for income tax expense (benefit) consists of the following:

	Year Ended September 30,
	2001	2000	1999
Current income tax expense (benefit)	$(150)	$ 49	$222
Deferred income tax expense (benefit)	(34)	(307)	(23)
Valuation allowance	100	-	-
	$(84)	$(258)	$199

The provision for income tax differs from that computed at the statutory corporate tax rate as follows:

	Year Ended September 30,
	2001	2000	1999
Tax expense (benefit) at statutory rate (34%)	$(210)	$(339)	$151
Nondeductible reorganization costs	-	34	17
Preferred stock dividends	29	29	29
Other tax effects	(3)	18	2
Valuation allowance	100	-	-
	$ (84)	$(258)	$199

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 12 - INCOME TAX EXPENSE (BENEFIT) (Continued)

Deferred tax assets (liabilities) are comprised of the following at September 30:

	2001	2000
Supplemental employee retirement agreement	$ 184	$ 225
Pension liability	-	2
Loans, principally due to allowance for losses	30	8
Depreciation and other	11	12
Total deferred tax assets	225	247

Federal Home Loan Bank stock dividends	(88)	(80)
Servicing rights	(37)	(95)
Total deferred tax liabilities	(125)	(175)
Valuation allowance	(100)	-
Net deferred tax assets (liabilities)	$ -	$ 72

The Bank has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts that differs from the provision charged to income in the financial statements. Retained earnings at September 30, 2001 include approximately $643,000, representing tax bad debt provisions through 1988, for which no deferred federal income tax liability has been recorded.

A valuation allowance has been established as the Company has not generated any taxable income in the prior two years; may not have taxable income in the foreseeable future; and accordingly, may not be able to utilize the deferred tax assets.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The approximate carrying amount and estimated fair value of financial instruments at September 30 is as follows:

	2001		2000
	Approximate Carrying Amount	Estimated Fair Value	Approximate Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$ 4,119	$ 4,119	$ 7,448	$ 7,448
Securities	9,957	9,951	527	507
Loans, net of allowance loan losses	61,857	63,079	67,561	67,430
Loans held for sale	2,355	2,355	3,872	3,872
Federal Home Loan Bank stock	458	458	436	436
Accrued interest receivable	544	544	647	647
Financial liabilities
Demand deposits	$(21,974)	$(21,974)	$(20,925)	$(20,925)
Savings deposits	(4,264)	(4,264)	(4,868)	(4,868)
Time deposits	(49,944)	(50,649)	(47,893)	(48,080)
Advance payments by borrowers for taxes and insurance	(709)	(709)	(779)	(779)
Federal Home Loan Bank Advances	-	-	(3,000)	(3,000)
Debentures	(3,629)	(3,766)	(3,629)	(3,508)
Accrued interest payable	(265)	(265)	(241)	(241)

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
September 30, 2001, 2000 and 1999
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

Loans Held for Sale: The fair value of loans held for sale is based on market quotes.

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

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that if the Company disposed of these items on September 30, 2001, the fair value would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at September 30, 2001 should not necessarily be considered to apply at subsequent dates.

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 14 - PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
September 30, 2001 and 2000

	2001	2000
ASSETS
Cash	$ 33	$ 112
Equity interest in bank subsidiary	5,019	5,589
Equity interest in nonbank subsidiary	-	(27)
Other assets	419	437
	$5,471	$6,111
LIABILITIES AND STOCKHOLDERS' EQUITY
Debentures	$3,629	$3,629
Accrued interest and other liabilities	115	232
Total liabilities	3,744	3,861
Minority interest	873	873
Stockholders' equity
Common stock	5	5
Additional paid-in capital	2,117	2,117
Retained deficit	(1,278)	(745)
Accumulated other comprehensive income	10	-
Total stockholders' equity	854	1,377
	$5,471	$6,111

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 14 - PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME
For the years ended September 30, 2001, 2000, and 1999

	2001	2000	1999
Income
Interest income	$ -	$ 3	$ 8
Dividends from bank subsidiary	480	604	156
Other income	-	10	-
Total income	480	617	164

Expenses
Interest expense	423	424	425
Other expenses	294	403	290
Total expenses	717	827	715
Loss before equity in undistributed earnings of subsidiary	(237)	(210)	(551)

Equity in undistributed (overdistributed) earnings (loss) of subsidiaries	(510)	(658)	572

Income (loss) before income tax benefit and cumulative effect of a change in accounting principle	(747)	(868)	21

Income tax benefit	(214)	(230)	(224)
Income (loss) before cumulative effect of a change in accounting principle	(533)	(638)	245

Cumulative effect of a change in accounting principle	-	100	-

Net income (loss)	$(533)	$(738)	$245

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 14 - PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities
Net income (loss)	$(533)	$(738)	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	510	658	(572)
Amortization of debt issuance and reorganization costs	100	100	100
Cumulative effect of a change in accounting principle	-	100	-
Increase in other assets, net of liabilities	(156)	(35)	(187)

Change in cash and cash equivalents	(79)	85	(414)

Cash and cash equivalents at beginning of period	112	27	441

Cash and cash equivalents at end of period	$ 33	$ 112	$27

Supplemental disclosures of cash flow information
Cash paid during the period for Interest	$417	$417	$417

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2001	2000	1999
Realized and unrealized gains on securities available-for-sale	$ 34	$ -	$ -
Less reclassification adjustments for gains recognized in income	19	-	-

Net unrealized gains	15	-	-
Tax expense	5	-	-
Other comprehensive income	$ 10	$ -	$ -

(Continued)

NEXT PAGE

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000 and 1999
(Table amounts in thousands)

NOTE 16 - MANAGEMENT'S PLANS AND MERGER

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuation of operations in the ordinary course of business and does not reflect any adjustments that might result if the Company is unable to operate as a going concern. The Company is dependent on operating cash and dividends from the Bank in order to pay interest on the debentures and operating expenses. Failure to timely pay the interest on the debentures may result in a default under the indenture governing the debentures, resulting in acceleration of the maturity of the principal balance and a demand for payment from debenture holders that the Company could not currently meet. As discussed in Note 10, the Bank is required to apply to the OTS for approval to pay dividends to the Company. As of January 3, 2002, the Bank has received OTS approval to pay dividends of $487,000 to the Company. Management has projected that these dividends will allow the Company to make all of the necessary interest payments and pay expected operating expenses for the year ending September 30, 2002.

Also, as discussed in Note 10, if the Company did not reach a well capitalized status by March 31, 2001 and earnings had not improved, various contingency plans would be contemplated. As a result, on November 5, 2001, Texas United Bancshares, Inc. ("Texas United") and Bryan-College Station Financial Holding Company ("Bryan") entered into a definitive agreement for Texas United to acquire Bryan and merge the respective banking operations. The agreement provides that the stockholders of Bryan will receive .31579 shares of Texas United common stock for each Bryan common share. The proposed transaction is subject to regulatory approval and the approval of the Bryan stockholders. The transaction is expected to be completed in the second calendar quarter of 2002. In the event this transaction is not completed, the Company will continue to look at other alternatives.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers

        The following information as to the business experience during the past five years is supplied with respect to each executive officer of the Company. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

        Wilson L. Fletcher.   Mr. Fletcher, age 61, joined the Company on November 5, 2001, as President and Chief Executive Officer of the Holding Company and the Bank. Mr. Fletcher has over 25 years of banking experience having served as Chief Executive Officer in three financial institutions and Chief Financial Officer in three financial institutions. For the past five years, Mr. Fletcher has been engaged in financial consulting engagements with such companies as Ultamar Diamond Shamrock, Mobil Corporation, NCR Corporation, and John Floyd and Associates. Mr. Fletcher has a Master's Degree and is a Certified Public Accountant in the State of Texas.

       Mary L. Hegar.    Ms. Hegar, age 47, joined First Federal in 1977 and became Assistant Secretary/Treasurer in 1987 and was promoted to Senior Vice President/Financial and Regulatory in 1992. Ms. Hegar primarily coordinates the accounting functions of the Bank, monitors First Federal's investments and is responsible for regulatory reporting. Ms. Hegar is a member of the Company's Asset/Liability Committee.

NEXT PAGE

Directors

        The table below sets forth certain information regarding the Company's directors. Except as otherwise indicated, all positions listed below are with the Holding Company and the Bank.

Name	Age(1)	Position(s) Held	Director Since(2)	Term to Expire

Helen Chavarria	64	Director	1999	2002
Robert H. Conaway	48	Vice Chairman of the Board	1995	2002
Ken L. Hayes	62	Director	1993	2002
George Koenig	57	Director and Executive Vice President of the Bank	1996	2002
Joseph W. Krolczyk	62	Director, Secretary/Treasurer	1998	2002
Charles E. Neelley	72	Director	1993	2002
Richard L. Peacock	83	Director	1965	2002
Roland Ruffino	51	Director	1995	2002
Gary A. Snoe	43	Chairman of the Board	1998	2002
Ernest A. Wentrcek	73	Director	1965	2002
______________
(1) At September 30, 2001.
(2) Includes service as a director of the Bank.

        The principal occupation of each director is set forth below. All directors have held their present position for at least five years unless otherwise indicated.

        Helen Chavarria. Ms. Chavarria is a retired Housing Management Specialist for the Brazos Valley Council of Government.

        Robert H. Conaway. Mr. Conaway is Vice Chairman of the Boards of the Holding Company and the Bank, positions he has held since May 2000. He is also the founder and President of Progress Supply Inc., located in Bryan, Texas, a distributor of wholesale supply plumbing fixtures and contractors' supplies.

        Ken L. Hayes. Mr. Hayes is the owner of Aggieland Travel, located in College Station, Texas, a full-service travel agency.

        George Koenig. Mr. Koenig is currently serving as Executive Vice President of the Bank. Mr. Koenig was previously employed as an executive operations officer with a local financial institution located in Bryan, Texas.

        Joseph W. Krolczyk. Mr. Krolczyk is Secretary/Treasurer of the Boards of the Holding Company and the Bank, positions he has held since May 2000. He has served as the owner and President of KESCO Supply, Inc., a food service equipment and supply firm located in Bryan, Texas, for over 20 years.

NEXT PAGE

        Charles E. Neelley. Mr. Neelley served as Secretary/Treasurer of the Board of the Bank from November 1995 until May 2000 and as Secretary/Treasurer of the Board of the Holding Company from April 1998 to May 2000. Mr. Neelley is retired from Texas A&M University and the travel agency business. He is currently active in the mini-storage business.

        Richard L. Peacock. Mr. Peacock served as Chairman of the Board of the Bank from November 1995 to May 2000 and as Chairman of the Board of the Holding Company from April 1998 to May 2000. Mr. Peacock has been retired since 1983 from a privately owned retail office supply and furniture business located in Bryan, Texas. Prior to that time, he was in the restaurant business for approximately 12 years and the soft-drink bottling business for five years. He has also managed a health resort and clinic located in Marlin, Texas.

        Roland Ruffino. Mr. Ruffino is a partner of Readfield Meats, Inc., a long-time leading wholesale and retail meat distributor located in Bryan, Texas.

        Gary A. Snoe. Mr. Snoe is Chairman of the Boards of the Holding Company and the Bank, positions he has held since May 2000. He is also the owner and President of Snoe Inc., a precision, speciality machining and welding plant located in the Bryan, Texas trade area. He was previously the owner of a machine and welding plant for over 19 years in Houston, Texas.

        Ernest A. Wentrcek, Sr. Mr. Wentrcek was one of the organizers of First Federal and is one of only two members of the original Board of Directors that has served on that Board since 1965. Mr. Wentrcek was Secretary/Treasurer of the Bank's Board of Directors until 1995 when he was elected Vice Chairman of the Bank's Board of Directors, and later was elected Vice Chairman of the Holding Company's Board of Directors when it was formed in 1998. He held those positions until May 2000. He continues to serve on the Boards of the Holding Company and the Bank. In September 1988, he retired as the Associate Director for Business Affairs of the Texas Engineering Extension Service, Texas A&M University System, a vocational education organization. He is a former member of the Finance Committee of the Supreme Lodge of the Slavonic Benevolent Order of the State of Texas (SPJST), serving from January 1981 through December 2000. Mr. Wentrcek is a licensed Real Estate Broker. He is also a member of the American Legion Post 159-Bryan.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the Holding Company's directors and executive officers, and persons who own more than 10% of the Holding Company's common stock to report their initial ownership of the Holding Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established by the SEC and the Holding Company is required to disclose in this proxy statement any late filings or failures to file.

        To the Holding Company's knowledge, based solely on a review of the copies of such reports furnished to the Holding Company and written representations that no other reports are required, during the fiscal year ended September 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

NEXT PAGE

Item 10. Executive Compensation

Director Compensation

        Outside directors receive $300 for each board meeting and $100 for each committee meeting attended, not to exceed a maximum of $400 per month.

Executive Compensation

        The following table sets forth information concerning the compensation paid or granted to the person who served as the Company's Chief Executive Officer during fiscal year 2001 and to one other executive officer of the Bank who made in excess of $100,000 in salary and bonus during fiscal year 2001. Neither Mr. Rinehart nor Mr. McCrady exercised or held any stock options during fiscal 2001.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Options/ SARs (#)	All Other Compensation ($)
David D. Rinehart,(1) President and Chief Executive Officer	2001 2000 1999	$126,198 39,628 ---	--- --- ---	---- --- ---	---- --- ---	---- --- ---	$--- --- ---
James D. McCrady, Jr.(2) Senior Vice President	2001 2000 1999	$60,499 60,000 60,000	$45,384 48,209 59,434	--- --- ---	--- --- ---	--- --- ---	$--- --- ---
_______________
(1) Mr. Rinehart served as the Company's President and Chief Executive Officer until his resignation in November 2001.
(2) Mr. McGrady served as the Bank's Senior Vice President until his resignation in October 2001.

Employment Agreements

        On October 2, 2000, the Bank entered into an employment agreement with David Rinehart. Under the terms of the agreement, Mr. Rinehart was entitled to receive an annual base salary in an amount not less than his salary of $135,000 in effect as of the commencement date of the agreement, and to participate in discretionary bonuses as authorized and declared by the Bank's Board of Directors. The agreement also guaranteed participation in an equitable manner in employee benefits applicable to executive personnel. The employment agreement was for an initial term of two years and provided for annual extensions of one year, in addition to the then-remaining term thereunder, on each anniversary of the commencement date of the agreement (i.e., each October 2) upon written approval by the Bank's Board of Directors. The agreement provided for termination upon the employee's death, for cause, in certain events specified by Office of Thrift Supervision regulations, or by Mr. Rinehart upon 90 days written notice to the Bank.

NEXT PAGE

        In the event there was a "change in control" (as defined in the employment agreement) of the Bank where Mr. Rinehart's employment was terminated in connection with, or twelve months after the change in control, the employment agreement provided for a lump sum payment to Mr. Rinehart of 299% of his base average annual compensation over the most recent five year period or such shorter period since employment and continuation of health benefits for the remaining term of the employment agreement. Based on his compensation at September 30, 2001, if Mr. Rinehart was terminated under circumstances entitling him to severance pay as described above, he would have been entitled to receive a lump sum cash payment of approximately $403,650. Mr. Rinehart resigned effective November 2, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Significant Shareholders, Directors and Executive Officers

        The following table presents information regarding the beneficial ownership of the Company's common stock as of December 31, 2001, by those persons or entities (or group of affiliated persons or entities) known by management to beneficially own more than five percent of the outstanding common stock of the Company, each director of the Company, each executive officer of the Company, and all of the executive officers and directors of the Company as a group.

        The persons named in the following table have sole voting power for all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. The address of each of the beneficial owners, except where otherwise indicated, is the same address as that of the Company. An asterisk (*) in the table indicates that an individual beneficially owns less than one percent of the outstanding common stock of the Company. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC"). As of December 31, 2001, there were 471,411 shares of the Company's common stock outstanding.

NEXT PAGE

Name of Beneficial Owner	Beneficial Ownership	Percent of Common Stock Outstanding
Significant Shareholder
J. Stanley Stephen and Jean Stephen(1) 2514 Memorial Drive Bryan, TX 77802	36,388	7.72%

Directors and Named Executive Officers(2)
Helen Chavarria	330	*
Robert H. Conaway	8,121	1.72
Ken L. Hayes	2,410	*
George Koenig	1,330	*
Joseph W. Krolczyk	6,038	1.28
James D. McCrady, Jr.	---	---
Charles E. Neelley	14,916	3.15
Richard L. Peacock	9,147	1.93
David D. Rinehart	---	---
Roland Ruffino	13,820	2.92
Gary A. Snoe	14,086	2.98
Ernest A. Wentrcek	9,809	2.07
Directors and executive officers of the Company and the Bank as a group (13 persons)(3)	82,881	17.11
___________________
(1) This amount excludes 8,000 shares of common stock for which Mr. Stephen currently has the right to acquire beneficial ownership upon the exercise of stock options pursuant to The Bryan-College Station Financial Holding Company 1998 Stock Option and Incentive Plan (the "Stock Option Plan").
(2) Includes shares held directly, as well as shares held jointly with family members, shares held in retirement accounts, held in a fiduciary capacity, held by certain members of the named individual's family, or held by trusts of which the named individual is a trustee or substantial beneficiary, with respect to which shares the named individual may be deemed to have sole or shared voting and/or investment powers. Also includes shares of common stock as to which the named individual has the right to acquire beneficial ownership, currently or within 60 days of December 31, 2001, pursuant to the exercise of stock options, as follows:

Mr. Conaway - 1,500 shares	Mr. Hayes - 1,500 shares	Mr. Koenig - 1,000 shares
Mr. Krolczyk - 1,500 shares	Mr. Neelley - 1,500 shares	Mr. Peacock - 1,500 shares
Mr. Ruffino - 1,500 shares	Mr. Snoe - 1,500 shares	Mr. Wentrcek - 1,500 shares
(3) Includes shares held directly, as well as shares held jointly with family members, shares held in retirement accounts, held in a fiduciary capacity, held by certain members of the group members' families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting and/or investment powers. This amount also includes 13,000 shares of common stock issuable upon the exercise of the directors' and executive officers' stock options.

NEXT PAGE

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

        All loans by the Bank to its directors and executive officers are subject to the OTS regulations restricting loans and other transactions with affiliated persons of the Bank. Federal law currently requires that all loans to directors and executive officers generally be made on terms and conditions comparable to those for similar transactions with non-affiliates. Loans to all directors and executive officers and their associates totaled $1.0 million at September 30, 2001, which was 20% of the Bank's equity capital at that date. All loans to directors and executive officers were performing in accordance with their terms at September 30, 2001.

NEXT PAGE

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior FIling or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(a)	Certificate of Incorporation	*
3(b)	By-Laws	***
4	Instruments defining the rights of security holders, including debentures	*
9	Voting Trust Agreement	None
10.1	Supervisory Agreement	**
10.2	David D. Rinehart employment agreement	***
10.3	Compromise Settlement Agreement and Mutual Release dated March 8, 2001 between J. Stanley Stephen, Jean Stephen and First Federal Savings Bank	***
11	Statement re: computation of per share earnings	Not required
13	Annual Report to Security Holders	Not required
16	Letter re: change in certifying accountants	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	Not required
24	Power of Attorney	Not required
99	Additional Exhibits	None
_____________________
* Filed as exhibits to the Company's Form S-1 registration statement (File No. 333-28179) filed on May 30, 1997 pursuant to Section 5 of the Securities Act of 1933.

** Filed as exhibit 99 to the Company's Current Report on Form 8-K (File No. 000-23323) on December 22, 2000 and is incorporated herein by reference in accordance with Item 601 of Regulation S-B.

*** Filed as exhibits to the Company's Annual Report on Form 10-KSB filed on March 16, 2001. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

NEXT PAGE

(b) Reports on Form 8-K

        On September 21, 2001, the Company filed a Current Report on Form 8-K attaching a press release, which disclosed the Company's intent to discontinue its active search for a strategic alliance.

NEXT PAGE

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
Date: January 14, 2002	By: /s/ Wilson L. Fletcher Wilson L. Fletcher, President and Chief Executive Officer (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

By: /s/ Gary A. Snoe Gary A. Snoe Chairman of the Board	By: /s/ Wilson L. Fletcher Wilson L. Fletcher, President and Chief Executive Officer (Principal Executive Officer)
Date: January 14, 2002	Date: January 14, 2002
By: /s/ Joseph W. Krolczyk Joseph W. Krolczyk, Director and Secretary/Treasurer (Principal Financial and Accounting Officer)	By: /s/ Ken L. Hayes Ken L. Hayes, Director
Date: January 14, 2002	Date: January 14, 2002
By: /s/ Charles E. Neelley Charles E. Neelley, Director	By: /s/ George Koenig George Koenig, Director
Date: January 14, 2002	Date: January 14, 2002

NEXT PAGE

By: /s/ Roland Ruffino Roland Ruffino, Director	By: /s/ Robert H. Conaway Robert H. Conaway, Vice Chairman of the Board
Date: January 14, 2002	Date: January 14, 2002
By: /s/ Ernest A. Wentrcek Ernest A. Wentrcek, Director	By: /s/ Richard L. Peacock Richard L. Peacock, Director
Date: January 14, 2002	Date: January 14, 2002
By: /s/ Helen Chavarria Helen Chavarria Director
Date: January 14, 2002

NEXT PAGE

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Parent	Subsidiary	Percentage of Ownership	State of Incorporation or Organization

The Bryan-College Station Financial Holding Company	First Federal Savings Bank, Bryan, Texas	100%	Delaware

The Bryan-College Station Financial Holding Company	Best of Texas, Inc. Bryan, Texas	100%	Delaware

First Federal Savings Bank, Bryan, Texas	First Service Corporation of Bryan	100%	Texas