Form 10QSB
period 2001-12-31
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2002-02-19
CIK 1030859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

(X)	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2001
( )	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ___________________

Commission File Number: 0-23323

THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY

 (Exact name of registrant as specified in its charter)

DELAWARE

 (State or other jurisdiction of incorporation of organization)

36-4153491

 (I.R.S. employer identification no.)

2900 Texas Avenue, Bryan, Texas              77802

 (Address of principal executive offices)              (Zip Code)
(979) 779-2900

 (Registrant's telephone number, including area code)

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

No         Yes   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 14, 2002
Common Stock	471,411

Next Page

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
Bryan, Texas

FORM 10-QSB

Next Page

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2001 and September 30, 2001
(Unaudited)
In thousands, except share and per share data

	December 2001	September 2001
ASSETS
Cash and due from banks	$2,733	$3,017
Interest-bearing deposits in other financial institutions	3,035	1,102
Total cash and cash equivalents	5,768	4,199

Securities available-for-sale	9,561	9,536
Securities held-to-maturity, at cost (fair value: Dec - $385
September - $415)	389	421
Loans held for sale	2,355	2,355
Loans receivable, (net of allowance for loan losses:
Dec - $417; September. - $417)	59,276	61,857
Federal Home Loan Bank stock	461	458
Servicing rights	88	110
Real estate owned (net of allowance for losses:
Dec. - $5; September - $15)	592	677
Repossessed assets and insurance claims (net of allowance
for losses: Dec. - $64; September - $100)	717	1,023
Premises and equipment	1,949	2,004
Accrued interest receivable	501	544
Other assets	400	467
	$82,057	$83,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$75,598	$76,182
Advance payments by borrowers for insurance and taxes	91	709
Debentures	3,629	3,629
Accrued supplemental retirement plan benefits	539	542
Accrued interest payable and other liabilities	652	782
	80,509	81,844

Minority interest	873	873

Stockholders' equity
Common stock - par value $.01 per share; authorized
1,500,000 shares, issued 471,411 shares at December 31, 2001 and
September 30, 2001	5	5
Additional paid-in capital	2,117	2,117
Retained deficit	(1,458)	(1,278)
Accumulated other comprehensive income	11	10
	675	854

	$82,057	$83,571

See accompanying notes to unaudited consolidated financial statements

Next Page

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2001 and 2000
(Unaudited)
In thousands, except per share data

	For the Three Months Ended December 31,
	2001	2000
Interest income
Loans	$1,515	$1,851
Mortgage-backed securities	23	20
Other	94	44
Total interest income	1,632	1,915

Interest expense
Deposits	719	863
Debentures and other borrowings	107	110
Total interest expense	826	973

Net interest income	806	942

Provision for loan losses	90	111

Net interest income after provision for loan losses	716	831

Noninterest income
Service charges	213	194
Gain on sale of loans and servicing rights	32	31
Servicing fee income net of amortization	7	5
Other	-	(5)
Total noninterest income	252	225

Noninterest expense
Compensation and benefits	450	512
Occupancy and equipment expense	127	152
Federal insurance premiums	22	10
Net loss on real estate owned,
repossessed assets and insurance claims,
including provision	136	(20)
Professional fees	105	113
Data processing	74	76
Other	234	261
Total noninterest expense	1,148	1,104

Loss before income taxes	(180)	(48)

Income tax benefit	-	(8)

Net Loss	$(180)	$(40)

Comprehensive loss	$(179)	$(40)

Loss per common share, basic and diluted:
Loss per common share	$(.38)	$(.08)

See accompanying notes to unaudited consolidated financial statements

Next Page

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2001 and 2000
(Unaudited)
In thousands

	Three Months Ended December 31,
	2001	2000
Cash flows from operating activities
Net loss	$(180)	$(40)
Adjustments to reconcile net loss to net cash
from operating activities
Depreciation	63	62
Amortization of premiums and discounts on
investment and mortgage-backed securities, net	5	2
Net change in loans held for sale	32	332
Net change in servicing rights	22	67
Net (gains) losses on sales of
Mortgage loans and mortgage servicing rights	(32)	(31)
Real estate owned, repossessed assets and insurance claims	12	(20)
Provision for loan losses	90	111
Federal Home Loan Bank stock dividend	(3)	(7)
Change in
Repossessed assets	198	(192)
Accrued interest receivable	43	(10)
Other assets	67	215
Accrued supplemental retirement plan, interest payable
and other liabilities	(130)	13
Net cash from operating activities	187	502

Cash flows from investing activities
Net change in loans receivable	2,433	1,196
Investment in mortgage-backed and other securities	(81)	(1,371)
Principal payments on mortgage-backed securities	83	33
Investment in office properties and equipment, net	(8)	(28)
Proceeds from sale of foreclosed real estate	189	149
Capital expenditures on foreclosed real estate	(32)	(4)
Net cash from investing activities	2,584	(25)

Cash flows from financing activities
Net increase (decrease) in deposits	(584)	2,458
Net decrease in advance payments by
borrowers for insurance and taxes	(618)	(631)
Net change in Federal Home Loan Bank advances	-	(3,000)
Net cash from financing activities	(1,202)	(1,173)

Change in cash and cash equivalents	1,569	(696)

Cash and cash equivalents at beginning of period	4,199	7,448

Cash and cash equivalents at end of period	$5,768	$6,752

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The Bryan-College Station Financial Holding Company (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank, Bryan-College Station, Texas ("First Federal" or the "Bank") as of December 31, 2001 and September 30, 2001, and the results of its operations for the three-month period ended December 31, 2001 and 2000. The annualized results of operations for the three months ended December 31, 2001, are not necessarily indicative of the results expected for the full year ending September 30, 2002.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

The summary of changes in the allowance for loan losses is as follows:

	Three Months Ended December 31, (In thousands)
	2001	2000

Balances, beginning of period	$417	$415
Provision charged to operations	90	111
Charge-offs	(107)	(203)
Recoveries	17	9

Balances, end of period	$417	$332

NOTE 3 - RESERVE FOR LOSSES ON REPOSSESSED ASSETS

The Company had a "Second Chance" auto loan program that originated loans to individuals with less than prime credit. This program was discontinued in the quarter ended June 30, 2000. These loans are partially insured by credit-default insurance for losses due to charge-offs and sales of repossessed assets. Repossessed assets are carried at the lower of cost or fair value adjusted for expected credit-default insurance proceeds and estimated cost of repairs. The activity in the reserve for repossessed assets was as follows:

	Three Months Ended December 31, (In thousands)
	2001	2000

Beginning balance	$100	$96
Provision	56	26
Charge-offs	(92)	-

Ending balance	$64	$122

Next Page

NOTE 4 - CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Office of Thrift Supervision ("OTS") has applied various restrictions as further explained under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operation -Liquidity and Capital Resources.

At December 31, actual capital levels of the Bank and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2001

Total capital (to risk-weighted assets)	$5,338	9.67%	$4,416	8.00%	$5,520	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,024	9.10	2,208	4.00	3,312	6.00
Tier 1 (core) capital (to adjusted total assets)	5,024	6.13	3,279	4.00	4,098	5.00

2000

Total capital (to risk-weighted assets)	$5,802	9.15%	$5,073	8.00%	$6,341	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,547	8.75	2,536	4.00	4,805	6.00
Tier 1 (core) capital (to adjusted total assets)	5,547	6.64	3,341	4.00	4,177	5.00

NOTE 5 - LOSS PER COMMON SHARE

A reconciliation of the numerator and denominator of the loss per common share computation for the periods ended December 31, 2001 and 2000 is presented below.

	Three Months Ended December 31,
	2001	2000
	(Dollars in thousands)
EPS Computation
Net income (loss)	$(180)	$(40)

Weighted average shares outstanding	471,411	471,411

Earnings (loss) per common share	$(.38)	$(.08)

The effect of stock options was not included in the computation of diluted loss per common share because to do so would be anti-dilutive.

NOTE 6 - MERGER

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuation of operations in the ordinary course of business and does not reflect any adjustments that might result if the Company is unable to operate as a going concern. The Company is dependent on operating cash and dividends from the Bank in order to pay interest on the debentures and operating expenses. Failure to timely pay the interest on the debentures may result in a default under the indenture governing the debentures, resulting in acceleration of the maturity of the principal balance and a demand for payment from debenture holders that the Company could not currently meet. The Bank is required to apply to the OTS for approval to pay

Next Page

dividends to the Company. As of January 3, 2002, the Bank had received OTS approval to pay dividends of $487,000. Management has projected that these dividends will allow the Company to make all of the necessary interest payments and pay expected operating expenses for the year ending September 30, 2002. However, there is no assurance that the OTS will approve future dividends.

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

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

Next Page

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The following discussion is intended to assist in understanding the financial condition and results of operations of The Bryan-College Station Financial Holding Company. The discussion includes comments relating to the Company and its wholly-owned subsidiary, First Federal Savings Bank, Bryan, Texas since the Bank is wholly-owned by the Company and comprises a majority of the assets and sources of income for the Company.

Financial Condition

              The Company's total assets decreased by $1.5 million to $82.1 million at December 31, 2001 from $83.6 million at September 30, 2001. Net loans receivable (excluding loans held for sale) decreased $2.6 million to $59.3 million at December 31, 2001, compared to $61.9 million at September 30, 2001. This decrease was due primarily to the repayment of principal balances on loans originally issued under the Bank's discontinued Second Chance Auto Loan Program. During the three months ended December 31, 2001, the Company originated $1.3 million of mortgage loans, including $1.1 million secured by one- to four-family residential loans and $5.0 million in residential construction loan commitments. In addition, the Company originated $1.4 million in consumer loans and $2.4 million in commercial business loans.

              Securities available-for-sale remained relatively constant at $9.6 million for the three months ended December 31, 2001 as compared to $9.5 million for the three months ended December 31, 2000.

               Repossessed assets and insurance claims receivable decreased from $1.0 million at September 30, 2001 to $717,000 at December 31, 2001. This decrease was due primarily to an increase in the insurance claims received, related to our discontinued Second Chance Auto loan program.

               Real estate owned decreased from $677,000 at September 30, 2001 to $592,000 at December 31, 2001 due to sales that resulted in no significant loss to the Bank.

               Deposits decreased $584,000 to $75.6 million at December 31, 2001, compared to $76.2 million at September 30, 2001. Escrowed funds for property taxes related to real estate loans held by the Bank decreased $618,000 to $91,000 at December 31, 2001 from 709,000 at September 30, 2001.

               Stockholders' equity in the Company decreased $179,000 to $675,000 at December 31, 2001 from $854,000 at September 30, 2001 due primarily to the net loss in the first three months of the fiscal year

Asset/Liability Management

              The Company's subsidiary, First Federal, like all financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities (deposits) mature or reprice more rapidly, or on a different basis, than its interest-earning assets (loans), some of which may be longer term or fixed interest rate. As a continuing part of its financial strategy, First Federal continually considers methods of managing any asset/liability mismatch, consistent with maintaining acceptable levels of net interest income and interest rate risk.

              In order to monitor and manage interest rate sensitivity and interest rate spread, First Federal created an Asset/Liability Committee ("ALCO"). This committee is composed of senior management, including the President and Chief Executive Officer and three outside Directors. The responsibilities of the ALCO are to assess First Federal's asset/liability mix and recommend strategies that will enhance income while managing First Federal's vulnerability to changes in interest rates.

              First Federal's asset/liability management strategy has two goals. First, the Bank seeks to build its net interest income and noninterest income, while adhering to its underwriting and lending guidelines. Second, First Federal seeks to effectively match the maturities of its interest-earning assets with the maturities of its interest-bearing liabilities so as to reduce First Federal's overall sensitivity to changes in interest rates. There can be no assurance that this strategy will achieve the desired results and will not result in substantial losses in the event of an increase in interest rate risk.

Next Page

               As part of this strategy, management continues to emphasize growth in noninterest-bearing deposits such as checking accounts or lower interest-bearing savings deposits by offering full service retail banking to its targeted customer base. In order to minimize the possible adverse impact that a rise in interest rates may have on net interest income, First Federal has developed several strategies to manage its interest rate risk. Primarily, First Federal is currently selling all newly originated one-to four-family residential mortgage loans which are saleable in the secondary market. Most of these loans are long-term fixed-rate loans. In addition, First Federal currently offers adjustable rate loans and a diversified short-term consumer lending program, giving First Federal an opportunity to reprice its loans on a more frequent basis.

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

               Presented below, as of September 30, 2001, the latest date for which information is available, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. OTS assumptions are used in calculating the amounts in this table.

Change in Interest Rate (Basis Points)	Estimated NPV	At September 30, 2001		Acceptable Limits Established by Board of Directors
		$ Change	% Change	% Change
(Dollars in Thousands)
+300 +200 +100 0 -100 -200 -300	7,367 8,012 8,463 8,738 8,962 9,181 n/m(1)	-1,371 -725 -275 0 224 443 n/m(1)	-16 -8 -3 0 +3 +5 n/m(1)	-10 -8 -6 0 -6 -8 -10

(1) Not meaningful because some market rates would compute to a rate less than zero percent.

              Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. In the event of a 200 basis point increase in interest rates, First Federal would experience a 8% decrease in the NPV. As of September 30, 2001, a decrease in interest rates of 200 basis points would have resulted in a 5% increase in the NPV of First Federal. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and

Next Page

slowing prepayments. When rates decline, First Federal does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates.

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

Non-Performing Assets and Loan Loss Provision

              The provision for loan losses is based on management's periodic review of the Company's loan portfolio which considers, among other factors, actual loan loss experience, the general prevailing economic conditions, changes in composition and risks inherent in the loan portfolio, concentrations of credit, internal loan reviews and specific borrower considerations such as the ability to repay the loan and the estimated value of the underlying collateral. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on our level of non-performing assets. Although the Company maintains the allowance for loan losses at a level which it considers to be adequate to provide for probable incurred losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for estimated loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments that differ from those of management.

               At December 31, 2001, the allowance for loan losses totaled $417,000 or 0.67% of gross loans and 143% of total non-performing loans. At September 30, 2001, our allowance for loan losses totaled $417,000, or 0.65% of gross loans and 62% of total non-performing loans.

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
	December 31	September 30,
	2001	2001

Non-accrual loans	$246,275	$97,749
Loans past due 90 days or more	43,996	574,747

Total non-performing loans	$290,271	$672,496

Foreclosed real estate and other repossessed assets	1,042,296	1,160,492

Total non-performing assets	$1,332,567	$1,832,988

Total non-performing loans as a percentage of total loans	0.47%	1.05%

Total non-performing assets as a percentage of total assets	1.62%	2.19%

              Non-performing loans at December 31, 2001 decreased $382,000 to $290,000, as compared to $672,000 at September 30, 2001. Non-performing loans were comprised of one loan secured by single-family residential property totaling $59,000, five loans secured by commercial real estate totaling $111,000, twelve loans secured by

Next Page

automobiles totaling $95,000, and one home improvement loan secured by a junior lien on single-family residential property of $25,000. Management does not expect to incur any losses in excess of the amounts already reserved on these loans.

               Total non-performing assets decreased for the period ended December 31, 2001 to $1.3 million or 1.62% of total assets as compared to $1.8 million or 2.19% of total assets at September 30, 2001. The decrease in non-performing assets was primarily attributable to decreases in foreclosed real estate, repossessed vehicles and loans 90 day past due.

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

Comparison of three months ended December 31, 2001 and December 31, 2000

              The Company reported net loss after taxes of $180,000 for the three months ended December 31, 2001, compared to a net loss of $40,000 reported for the three months ended December 31, 2000. The decrease in net income, as discussed in more detail below, resulted primarily from a decrease in net interest income of $136,000 and an increase in net loss on real estate owned and repossessed assets of $156,000. These items were partially offset by decreases in compensation and benefits expense and various other noninterest expenses as more fully discussed below.

              Net interest income, after provision for loan losses, decreased $115,000 to $716,000 for the three months ended December 31, 2001, compared to $831,000 for the three months ended December 31, 2000. This decrease is the result of lower interest income earned on loans of $336,000 partially offset by a decrease in interest expense on deposits of $144,000. The spread between the average yield on interest earning assets and the average cost of funds decreased to 4.75% at December 31, 2001 from 6.17% at December 31, 2000. The Company anticipates that this spread will continue to decrease as lower yielding assets that exhibit less credit risk replace higher yielding Second Chance Auto Loans currently held in portfolio.

              Noninterest income increased $27,000 to $252,000 for the three months ended December 31, 2001 from $225,000 for the three months ended December 31, 2000. This increase is the result of an increase in deposit account service charges of $19,000 and a $3,000 increase in gain on sale of loans and servicing rights and servicing fee income. The increase in deposit account service charges was primarily the result of an increase in fees collected on deposit accounts.

               Noninterest expense increased $44,000 to $1.1 million for the three months ended December 31, 2001. This increase was the result of an increase in federal insurance premiums of $12,000 and an increase in net loss on real estate owned, repossessed assets and insurance claims of $156,000. The increase in net loss on real estate owned and repossessed assets was primarily due to the provisions, losses, and expenses associated with the Bank's Second Chance Auto Loan Program, which was discontinued in June 2000. This increase was partially offset by a decrease in compensation and benefits of $62,000, due to decreased staffing, decreased occupancy and equipment expense of $25,000, a decrease in professional fees of $8,000 and a decrease in other noninterest expenses of $27,000.

              Income tax benefit decreased $8,000 to $0 for the three months ended December 31, 2001 from an $8,000 benefit for the three months ended December 31, 2000 due to the loss recorded for the period ended December 31, 2001. The zero tax benefit reflects the recording of a valuation allowance equal to the net operating loss for the current period.

Next Page

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

               At December 31, 2001, the Company had commitments to originate loans, including loans in process, totaling $3.1 million. The Company also had $1.2 million of outstanding unused lines of credit and $103,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. At December 31, 2001, the Company had no advances outstanding from the FHLB of Dallas.

               At December 31, 2001, the Bank had Tier I capital of $5.0 million, or 6.13% of total assets, which was $1.7 million above the minimum capital requirement of $3.3 million or 4% of total assets.

               At December 31, 2001, the Bank had total risk-based capital of $5.3 million and risk-weighted assets of $55.2 million or total Risk-based Capital of 9.67% of risk-weighted assets. This amount was $922,000 above the minimum regulatory requirement of $4.4 million, or 8.0% of risk-weighted assets.

              As a result of regulatory classification by the OTS, the Bank is required to provide prior notice to OTS of transactions between the Bank and its affiliates, such as the Company, and receipt of OTS approval prior to paying a dividend from the Bank to the Company. The Company's 11 1/2% debentures due March 31, 2003 require quarterly interest payments of approximately $105,000. As of January 3, 2002, the Bank had received OTS approval to pay dividends of $487,000 to the Company. Management has projected that these dividends will allow the Company to make all of the necessary interest payments and pay expected operating expenses for the year ending September 30, 2002. Failure to timely pay the interest would result in a default under the indenture governing the debentures and may result in acceleration of the maturity of the outstanding $3,629,000 principal balance and a demand for payment from debenture holders that the Company could not currently meet.

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

Next Page

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

PART II - OTHER INFORMATION

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
On November 11, 2001, the Company filed a current report on Form 8-K announcing the signing of a definitive agreement for the Company to be acquired by Texas United Bancshares, Inc.

Next Page

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY

Date: February 19, 2002	/s/ Wilson Fletcher Wilson Fletcher President

Date: February 19, 2002	/s/ Mary L. Hegar Mary L. Hegar Senior Vice President - Accounting

End.