Form 10QSB
period 2002-03-31
BRYAN COLLEGE STATION FINANCIAL HOLDING CO
filed 2002-05-15
CIK 1030859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

(X)	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002
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

No         Yes   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2002
Common Stock	471,411

Next Page

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
Bryan, Texas

FORM 10-QSB

Next Page

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2002 and September 30, 2001
(Unaudited)
In thousands, except share and per share data

	March	September
	2002	2001
ASSETS
Cash and due from banks	$2,914	$3,017
Interest-bearing deposits in other financial institutions	11,185	1,102
Total cash and cash equivalents	14,099	4,119

Securities available-for-sale	3,504	9,536
Securities held-to-maturity, at cost (fair value: Mar -$353 September - $415)	387	421
Loans held for sale	2,355	2,355
Loans receivable, (net of allowance for loan losses: Mar - $382; September - $417)	57,605	61,857
Federal Home Loan Bank stock	465	458
Servicing rights	67	110
Real estate owned (net of allowance for losses: Mar. - $0; September. - $15)	430	677
Repossessed assets and insurance claims (net of allowance for losses: Mar. - $7; September. - $100)	333	1,023
Premises and equipment	1,895	2,004
Accrued interest receivable	463	544
Other assets	497	467
	82,100	$83,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$75,629	$76,182
Advance payments by borrowers for insurance and taxes	250	709
Debentures	3,629	3,629
Accrued supplemental retirement plan benefits	532	542
Accrued interest payable and other liabilities	660	782
	80,700	81,844

Minority interest	873	873

Stockholders' equity
Common stock - par value $.01 per share; authorized 1,500,000 shares, issued and outstanding 471,411 shares at March 31, 2002 and September 30, 2001	5	5
Additional paid-in capital	2,117	2,117
Retained deficit	(1,605)	(1,278)
Accumulated other comprehensive income	10	10
	527	854
	$82,100	$83,571

See accompanying notes to unaudited consolidated financial statements

Next Page

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended March 31, 2002 and 2001
(Unaudited)
In thousands, except per share data

	Six Months Ended March 31		Three Months Ended March 31
	2002	2001	2002	2001
Interest income
Loans	$2,856	$3,587	$1,341	$1,736
Mortgage-backed securities	40	129	17	109
Other	214	85	120	41
Total interest income	3,110	3,801	1,478	1,886

Interest expense
Deposits	1,341	1,753	622	890
Other borrowings	211	215	104	105
Total interest expense	1,552	1,968	726	995

Net interest income	1,558	1,833	752	891

Provision for loan losses	125	237	35	126

Net interest income after provision for loan losses	1,433	1,596	717	765

Noninterest income
Service charges	397	369	184	175
Gain on sale of loans and mortgage servicing rights	32	102	-	71
Servicing fee income net of amortization	8	(6)	1	(11)
Other	2	5	2	2
Total noninterest income	439	470	187	237

Noninterest expense

Compensation and benefits	867	1,105	417	593
Occupancy and equipment expense	246	315	119	163
Federal insurance premiums	44	31	22	21
Net (gain) loss on real estate owned,
	Repossessed assets and insurance claims
Including provision	213	199	77	211
Professional fees	212	211	107	98
Data processing	143	159	69	83
Office supplies	41	38	17	19
Telephone	40	48	21	24
Postage	58	71	28	36
Other	335	346	174	163
Total noninterest expense	2,199	2,523	1,051	1,411

Loss before income taxes	(327)	(457)	(147)	(409)

Income tax benefit	-	(140)	-	(132)

Net Loss	$(327)	$(317)	$(147)	$(277)

Comprehensive loss	$(327)	$(317)	$(146)	$(277)

Loss per common share, basic and diluted:
Loss per common share	$(.69)	$(.67)	$(.31)	$(0.59)

See accompanying notes to unaudited consolidated financial statements

Next Page

THE BRYAN-COLLEGE STATION FINANCIAL HOLDING COMPANY
BRYAN/COLLEGE STATION, TEXAS
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2002 and 2001
(Unaudited)
In thousands

	Six Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net loss	$(327)	$(317)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	117	134
Net change in loans held for sale	-	362
Net change in servicing rights	43	133
Net (gains) losses on sales of Mortgage loans and mortgage servicing rights	(32)	(102)
Real estate owned, repossessed assets and insurance claims	27	(101)
Provision for loan losses	125	237
Federal Home Loan Bank stock dividend	(7)	(13)
Change in
Repossessed assets	741	(390)
Accrued interest receivable	81	86
Other assets	(30)	124
Accrued supplemental retirement plan, interest payable
and other liabilities	(130)	(156)
Net cash from operating activities	608	(3)

Cash flows from investing activities
Net change in loans receivable	4,012	6,662
Investment in mortgage-backed and other securities	(132)	(10,025)
Proceeds from sales of securities available for sale	6,000	-
Principal payments on mortgage-backed securities	198	189
Investment in office properties and equipment, net	(8)	(191)
Proceeds from sale of foreclosed real estate	346	303
Capital expenditures on foreclosed real estate	(32)	(12)
Net cash from investing activities	10,384	(3,074)

Cash flows from financing activities
Net increase (decrease) in deposits	(553)	2,898
Net decrease in advance payments by
borrowers for insurance and taxes	(459)	(436)
Net change in Federal Home Loan Bank advances	-	(3,000)
Net cash from financing activities	(1,012)	(538)

Change in cash and cash equivalents	9,980	(3,615)

Cash and cash equivalents at beginning of period	4,119	7,448

Cash and cash equivalents at end of period	$14,099	$ 3,833

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of The Bryan-College Station Financial Holding Company (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank, Bryan-College Station, Texas ("First Federal" or the "Bank") as of March 31, 2002 and September 30, 2001, and the results of its operations for the three-month and six-month periods ended March 31, 2002 and 2001. The annualized results of operations for the three and six months ended March 31, 2002, are not necessarily indicative of the results expected for the full year ending September 30, 2002.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

The summary of changes in the allowance for loan losses is as follows:

	Three Months Ended March 31, (In thousands)		Six Months Ended March 31, (In thousands)
	2002	2001	2002	2001

Balance, beginning of period	$ 417	$ 332	$ 417	$ 415
Provision charged to operations	35	126	125	237
Charge-offs	(105)	(163)	(212)	(366)
Recoveries	35	37	52	46

Balances, end of period	$ 382	$ 332	$ 382	$ 332

NOTE 3 - RESERVE FOR LOSSES ON REPOSSESSED ASSETS

The Company had a "Second Chance" auto loan program that originated loans to individuals with less than prime credit. This program was discontinued in the quarter ended June 30, 2000. These loans are partially insured by credit-default insurance for losses due to charge-offs and sales of repossessed assets. Repossessed assets are carried at the lower of cost or fair value adjusted for expected credit-default insurance proceeds and estimated costs of repairs. The activity in the reserve for repossessed assets was as follows:

	Three Months Ended March 31, (In thousands)		Six Months Ended March 31, (In thousands)
	2002	2001	2002	2001

Beginning balance	$ 64	$ 122	$ 100	$ 96
Provision	10	47	66	73
Charge-offs	(67)	-	(159)	-

Ending balance	$ 7	$ 169	$ 7	$ 169

Next Page

NOTE 4 - CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Office of Thrift Supervision ("OTS") has applied various restrictions as further explained under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

At March 31, actual capital levels of the Bank and minimum required levels were:

			Minimum Required		Minimum Required
			for Capital		to Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2002
Total capital (to risk-weighted assets)	$5,232	9.84%	$4,252	8.00%	$5,315	10.00%
Tier 1 (core) capital (to risk-weighted assets)	4,943	9.30	2,126	4.00	3,189	6.00
Tier 1 (core) capital (to adjusted total assets)	4,943	6.03	3,280	4.00	4,100	5.00

2001
Total capital (to risk-weighted assets)	$5,593	9.37%	4,772	8.00%	$5,966	10.00%
Tier 1 (core) capital (to risk-weighted assets)	5,259	8.81	2,387	4.00	3,580	6.00
Tier 1 (core) capital (to adjusted total assets)	5,259	6.26	3,361	4.00	4,201	5.00

NOTE 5 - LOSS PER COMMON SHARE

A reconciliation of the numerator and denominator of the loss per common share computation for the three and six month periods ended March 31, 2002 and 2001 is presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(Dollars in thousands)		(Dollars in thousands)
EPS Computation Net (loss)	$ (147)	$ (277)	$ (327)	$ (317)
Weighted average shares outstanding	471,411	471,411	471,411	471,411
Loss per common share	$ (.31)	$ (.59)	$ (.69)	$ (.67)

The effect of stock options were not included in the computation of diluted loss per common share because to do so would be anti-dilutive.

NOTE 6 - SUPERVISORY AGREEMENT, MERGER AND DIVIDEND PAYMENT RESTRICTIONS

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

Next Page

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

The OTS approved the various plans, policies, and procedures developed by the Bank except that, although the Bank submitted the required strategic plan and earnings projections on a timely basis, the Bank, due to the settlement of the supplemental employee retirement plan, did not anticipate being able to achieve a well capitalized status by March 31, 2001. As a part of the original strategic plan, the Company developed various contingency plans in case earnings and capital did not improve by March 31, 2001. These contingency plans included the (1) sale of real estate and/or the sale of Second Chance auto loans, which would result in an after-tax gains, (2) capital raising initiatives, and (3) a strategic alliance.

On November 5, 2001, Texas United Bancshares, Inc. ("Texas United") and the Company entered into a definitive agreement for Texas United to acquire the Company and merge the respective banking operations. The proposed transaction is subject to regulatory approval and the approval of the Company's stockholders. See Item - 5.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is intended to assist in understanding the financial condition and results of operations of The Bryan-College Station Financial Holding Company. The discussion includes comments relating to the Company and its wholly owned subsidiary, First Federal Savings Bank, Bryan, Texas since the Bank is wholly-owned by the Company and comprises a majority of the assets and sources of income for the Company.

Next Page

Financial Condition

         The Company's total assets decreased by $1.5 million to $82.1 million at March 31, 2002 from $83.6 million at September 30, 2001. Net loans receivable (excluding loans held for sale) decreased $4.3 million to $57.6 million at March 31, 2002, compared to $61.9 million at September 30, 2001. This decrease was due primarily to repayments of principal balances on loans originally issued under the Bank's discontinued Second Chance Auto Loan Program. During the six months ended March 31, 2002, the Company originated and purchased for portfolio and sale an aggregate of $19.3 million as compared to the originations and purchases for portfolio and sale of an aggregate of $18.3 million for the same period in the prior year.

         Securities available-for-sale decreased by $6.0 million to $3.5 million at March 31, 2002 from $9.5 million at September 30, 2001. The decrease was primarily due to the sale of securities, which were reinvested into higher yielding interest-bearing deposits in other financial institutions, including a subsidiary of Texas United Bancshares, Inc. See Item 5.

         Repossessed assets and insurance claims receivable decreased from $1.0 million at September 30, 2001 to $333,000 at March 31, 2002. This decrease was due primarily to an increase in the insurance claims received, related to our discontinued Second Chance Auto loan program.

         Real estate owned decreased from $677,000 at September 30, 2001 to $430,000 at March 31, 2002 due to sales that resulted in a loss of $ 15,600.

         Deposits decreased $533,000 to $75.6 million at March 31, 2002, compared to $76.2 million at September 30, 2001. Escrowed funds for property taxes related to real estate loans held by the Bank decreased $459,000 to $250,000 at March 31, 2002 from $709,000 at September 30, 2001.

         Stockholders' equity in the Company decreased $327,000 to $527,000 at March 31, 2002 from $854,000 at September 30, 2001 due primarily to the net loss in the first six months of the fiscal year

Asset/Liability Management

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

Next Page

         As part of this strategy, management continues to emphasize growth in noninterest-bearing deposits such as checking accounts or lower interest-bearing savings deposits by offering full service retail banking to its targeted customer base. In order to minimize the possible adverse impact that a rise in interest rates may have on net interest income, First Federal has developed several strategies to manage its interest rate risk. Primarily, First Federal is currently selling all newly originated one-to four-family residential mortgage loans that are saleable in the secondary market. Most of these loans are long-term fixed-rate loans. In addition, First Federal currently offers adjustable rate loans and a diversified short-term consumer lending program, giving First Federal an opportunity to reprice its loans on a more frequent basis.

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

         Presented below, as of December 31, 2001, the latest date for which information is available, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. OTS assumptions are used in calculating the amounts in this table.

Change in Interest Rate (Basis Points)	Estimated NPV	At December 31, 2001		Acceptable Limits Established by Board of Directors
		$ Change	% Change	% Change
(Dollars in Thousands)
+300 +200 +100 0 -100 -200 -300	7,671 8,330 8,809 9,102 9,325 n/m (1) n/m (1)	-1,431 -772 -293 0 223 n/m (1) n/m (1)	-16 -8 -3 0 +2 n/m (1) n/m (1)	-10 -8 -6 0 -6 n/m (1) n/m (1)

(1) Not meaningful because of the abnormally low prevailing interest rate environment.

Next Page

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

Non-Performing Assets and Loan Loss Provision

         The provision for loan losses is based on management's periodic review of the Company's loan portfolio which considers, among other factors, actual loan loss experience, current economic conditions, changes in composition and risks inherent in the loan portfolio, concentrations of credit, internal loan reviews and specific borrower considerations such as the ability to repay the loan and the estimated value of the underlying collateral. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on our level of non-performing assets. Although the Company maintains the allowance for loan losses at a level which it considers to be adequate to provide for probable incurred losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments that differ from those of management.

         At March 31, 2002, the allowance for loan losses totaled $382,000 or 0.63% of gross loans and 89% of total non-performing loans. At September 30, 2001, our allowance for loan losses totaled $417,000, or 0.65% of gross loans and 62% of total non-performing loans.

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

Next Page

	March 31, 2001	September 30, 2001
Non-accrual loans	$ 430,671	$ 97,749
Loans past due 90 days or more	-	574,747
Total non-performing loans	$ 430,671	$ 672,496
Foreclosed real estate and other repossessed assets	644,876	1,160,492
Total non-performing assets	$1,075,547	$1,832,988
Total non-performing loans as a percentage of total loans	0.72%	1.05%
Total non-performing assets as a percentage of total assets	1.31%	2.19%

         Non-performing loans at March 31, 2002 decreased $241,000 to $431,000, as compared to $672,000 at September 30, 2001. At March 31, 2002, non-performing loans were comprised of two loans secured by single-family residential property totaling $138,000, four loans secured by commercial real estate totaling $175,000, and fourteen loans secured by automobiles totaling $118,000. Management does not expect to incur any losses in excess of the amounts already reserved on these loans.

         Total non-performing assets decreased for the period ended March 31, 2002 to $1.1 million or 1.31% of total assets as compared to $1.8 million or 2.19% of total assets at September 30, 2001. The decrease in non-performing assets was primarily attributable to decreases in foreclosed real estate, repossessed vehicles and loans 90 day past due.

Results of Operations

         The Company's results of operations are primarily dependent on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Interest income is a function of the average balances of interest-earning assets outstanding during the period and the average yields earned on such assets. Interest expense is a function of the average amount of interest-bearing liabilities outstanding during the period and the average rates paid on such liabilities. The Company also generates noninterest income, such as income from service charges and fees on checking accounts, loan servicing and other fees and charges and gains on sales of loans and servicing rights. The level of its noninterest expenses, such as employee salaries and benefits, occupancy and equipment expenses, and federal deposit insurance premiums, also affects the Company's net income.

Comparison of Six Months Ended March 31, 2002 and March 31, 2001

         The Company reported net loss after taxes of $327,000 for the six months ended March 31, 2002, compared to a net loss of $317,000 reported for the six months ended March 31, 2001. The decrease in net income, as discussed in more detail below, resulted primarily from a decrease in net interest income of $275,000. These items were partially offset by decreases in the provision for loan losses, compensation and benefits expense and various other noninterest expenses as more fully discussed below.

         Net interest income, after provision for loan losses, decreased $163,000 to $1.4 million for the six months ended March 31, 2002, compared to $1.6 million for the six months ended March 31, 2001. This decrease was the result of lower interest income earned on loans of $731,000, partially offset by a decrease in interest expense on deposits of $416,000. The spread between the average yield on interest earning assets and the average cost of funds decreased to 4.93% at March 31, 2002 from 5.82% at March 31, 2001. The Company anticipates that this spread will continue to decrease as lower yielding assets that exhibit less credit risk replace higher yielding Second Chance Auto Loans currently held in portfolio.

Next Page

         Noninterest income decreased $31,000 to $439,000 for the six months ended March 31, 2002 from $470,000 for the six months ended March 31, 2001. This decrease was the result of a decrease of $70,000 in gain on sale of loans and mortgage servicing rights. This decrease was partially offset by an increase in deposit account service charges of $29,000 and a $14,000 increase on servicing fee income. The increase in deposit account service charges was primarily the result of an increase in fees collected on deposit accounts.

         Noninterest expense decreased $324,000 to $2.2 million for the six months ended March 31, 2002. This decrease was the result of a decrease in compensation and benefits of $238,000, decreased occupancy and equipment expense of $69,000, a decrease in data processing of $16,000, a decrease in postage of $13,000 and a decrease in various other miscellaneous noninterest expenses of $13,000. During the first quarter of 2002 a majority of the Company's lending personnel resigned. The Company has been unable to hire qualified replacements, as potential hires are deterred by concerns that their employment may be terminated following the Company's anticipated merger with Texas United Bancshares, Inc. These deceases in noninterest expense were partially offset by increases in federal insurance premiums of $13,000 and in net loss on real estate owned, repossessed assets and insurance claims of $14,000.

         Income tax benefit decreased $140,000 to $0 for the six months ended March 31, 2002 from a $140,000 benefit for the six months ended March 31, 2001. The $0 tax benefit reflects the recording of a valuation allowance to offset the benefit of the net operating loss for the current period.

Comparison of Three Months Ended March 31, 2002 and March 31, 2001

         The Company reported net loss after taxes of $147,000 for the three months ended March 31, 2002, compared to a net loss of $277,000 reported for the three months ended March 31, 2001. The decrease in the net loss, as discussed in more detail below, resulted primarily from a decrease in noninterest expense of $360,000. This was partially offset by a decrease in net interest income and noninterest expense.

         Net interest income, after provision for loan losses, decreased $48,000 to $717,000 for the three months ended March 31, 2002, compared to $765,000 for the three months ended March 31, 2001. This decrease is the result of lower interest earned on assets of $408,000 and offset by a decrease in the provision for loan losses of $91,000, and a decrease in interest expense on deposits of $269,000. The spread between the average yield on interest earning assets and the average cost of funds decreased to 4.93% at March 31, 2002 from 5.82% at March 31, 2001.

         Noninterest income decreased $50,000 to $187,000 for the three months ended March 31, 2002 from $237,000 for the three months ended March 31, 2001. This decrease is the result of a decrease in gain on sale of loans and mortgage servicing rights of $71,000. This was partially offset by an increase in deposit account service charges of $9,000 and a $12,000 increase in servicing fee income. The increase in deposit account service charges was primarily the result of an increase in fees collected on deposit accounts.

         Noninterest expense decreased $360,000 to $1.1 million for the three months ended March 31, 2002 from $1.4 million for the three months ended March 2001. This decrease was the result of a decrease in compensation and benefits of $176,000, a decrease in occupancy and equipment expense of $44,000, a decrease in net loss on real estate owned, repossessed assets and insurance claims including provision of $134,000 and various other miscellaneous noninterest expenses of $27,000. These decreases in noninterest expense were partially offset by an increase in professional fees of $9,000 and other noninterest expense of $11,000.

Next Page

         Income tax benefit decreased $132,000 to $0 for the three months ended March 31, 2002 from a $132,000 benefit for the three months ended March 31, 2001. The $0 tax benefit reflects the recording of a valuation allowance to offset the benefit of the net operating loss for the current period.

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

         At March 31, 2002, the Company had commitments to originate loans, including loans in process, totaling $3.0 million. The Company also had $1.3 million of outstanding unused lines of credit and $103,000 of letters of credit. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short -term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. At March 31, 2002, the Company had no advances outstanding from the FHLB of Dallas.

         At March 31, 2002, the Bank had Tier I capital of $4.9 million, or 6.03% of total assets, which was $1.6 million above the minimum capital requirement of $3.3 million, or 4% of total assets.

         At March 31, 2002, the Bank had total risk-based capital of $5.2 million and risk-weighted assets of $53.2 million or total Risk-based Capital of 9.84% of risk-weighted assets. This amount was $980,000 above the minimum regulatory requirement of $4.3 million, or 8.0% of risk-weighted assets.

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

Next Page

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

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         On November 5, 2001, Texas United Bancshares, Inc. ("Texas United") and the Company entered into a definitive agreement for Texas United to acquire the Company and merge the respective banking operations. The agreement provided that the stockholders of the Company would receive .31579 shares of Texas United common stock for each Company common share. The proposed transaction is subject to regulatory approval and the approval of the Company's stockholders. Based on the $19.00 per share agreed upon value for Texas United common stock, the exchange ratio implied a price of $6.00 for each share of Company common stock.

         During the second quarter of 2002, Texas United indicated that the reduction in net interest income could be construed as a material adverse change in the Company since September 30, 2001, giving Texas United the right to terminate the merger agreement. Texas United also informed the Company that Texas United had not intended to provide in the merger agreement an adjustment to the calculation of the Company's required equity capital at closing based on reserves for loan losses. In Texas United's view, the Company's total equity capital at March 31, 2002 was below $800,000, which, if the case at closing, would result in a reduction in the exchange ratio.

         Although the Company's Board of Directors disagreed with Texas United's interpretation of the manner in which total equity capital should be calculated, the Board of Directors believed that arguably a material adverse change had occurred which could permit Texas United to terminate the merger agreement. The Board of Directors noted that, based upon computations performed by the Company's management, if reserves for loan losses were included in the calculation of total equity capital there would be no reduction in the exchange ratio, based upon the Company's total equity capital at March 31, 2002; however, if reserves for loan losses were excluded from the calculation of total equity capital, as suggested by Texas United, under the merger agreement the value per share to be received by Company stockholders would be reduced from $6.00 to $4.80. After much discussion, the Company's Board of Directors approved the terms of an amended and restated merger agreement, providing for a fixed exchange ratio of 0.29211, resulting in a per share value of $5.55 for Company stockholders based on a Texas United stock price of $19.00 per share. Texas United's right to terminate the merger agreement based on the level of the Company's total equity capital at closing was eliminated and its right to terminate for a material adverse change in the Company was limited

Next Page

to a material adverse change occurring after March 31, 2002, instead of September 30, 2001 as originally stated. The Company expects the transaction to be completed in the third calendar quarter of 2002.

Item 6. Exhibits and Reports on Form 8-K

         None.

Next Page

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BRYAN COLLEGE STATION FINANCIAL HOLDING COMPANY
Date:	May 14, 2002	/s/ Wilson Fletcher Wilson Fletcher President
Date:	May 14, 2002	/s/ Mary L. Hegar Mary L. Hegar Sr. VP/Accounting